Form 10-Q
period 2023-06-30
Central Plains Bancshares, Inc.
filed 2023-09-27
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-272636

Central Plains Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	93-2239246
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 South Locust Street Grand Island, NE	68801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (308) 382-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 27, 2023, the registrant had no shares of common stock, $0.01 par value per share, outstanding.

i

Explanatory Note

Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island and Subsidiary (the “Association”). As of June 30, 2023, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in these financial statements relate solely to the consolidated financial results of Home Federal Savings and Loan Association of Grand Island and Subsidiary.

The unaudited financial statements should be read in conjunction with the audited financial statements, and related notes, of Home Federal Savings and Loan Association of Grand Island and Subsidiary at and for the year ended March 31, 2023 contained in the Association’s prospectus dated August 14, 2023 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 24, 2023.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)

	As of June 30, 2023	As of March 31, 2023
Assets	(unaudited)	(audited)
Cash and due from banks	$8,833	$7,915
Interest-bearing deposits in other banks	7,842	8,648
Total cash and cash equivalents	16,675	16,563
Investment securities - Available for sale	58,636	57,842
Investment securities - Held to maturity	381	422
Loans - Net of allowance of $5,699 and $5,412, respectively	359,740	348,337
Accrued interest receivable	1,794	1,727
Federal Home Loan Bank stock - At cost	663	563
Premises and equipment - Net	4,032	4,104
Deferred income taxes	3,392	3,292
Mortgage servicing rights	420	434
Other assets	4,674	4,508
Total assets	$450,407	$437,792

Liabilities and Equity
Noninterest bearing deposits	$83,759	$73,248
Interest bearing deposits	319,470	317,704
Total deposits	403,229	390,952
Pension liability	2,271	2,310
Advances from borrowers for taxes and insurance	1,321	1,719
Accrued interest payable	1,055	668
Accounts payable, accrued expenses and other liabilities	3,827	3,477
Total liabilities	411,703	399,126
Accumulated other comprehensive loss	(5,613)	(5,107)
Retained earnings	44,317	43,773
Total equity	38,704	38,666
Total liabilities and equity	$450,407	$437,792

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2023	2022
Interest and dividend income:
Loans—including fees	$4,320	$3,222
Investment securities	388	344
Federal Home Loan Bank stock	7	2
Federal funds sold	51	7
Total interest and dividend income	4,766	3,575
Interest expense:
Deposits	1,362	268
Borrowings under FHLB advances	69	20
Total interest expense	1,431	288
Net interest income before provision (credit) for credit losses	3,335	3,287
Provision (credit) for credit losses	(27)	152
Net interest income after provision (credit) for credit losses	3,362	3,135
Noninterest income:
Servicing fees on loans	86	75
Service charges on deposit accounts	187	154
Interchange income	305	288
Gain on sale of loans	41	17
Gain from real estate owned and other repossessed assets, net	1	—
Other	32	32
Total noninterest income	652	566

Noninterest expense:
Salaries and employee benefits	1,564	1,553
Occupancy and equipment	242	238
Data processing	443	479
Federal deposit insurance premiums	81	40
Debit card processing	60	56
Advertising	68	74
Other general and administrative expenses	378	395
Total noninterest expense	2,836	2,835
Income before income tax expense	1,178	866
Income tax expense	232	191
Net income	$946	$675

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2023	2022
Net income	$946	$675
Other comprehensive (loss):
Unrealized holding losses arising during the period on available-for-sale securities	(642)	(2,085)
Minimum pension liability adjustment	—	20
Other comprehensive loss, before tax	(642)	(2,065)
Income tax benefit for other comprehensive income	136	435
Total other comprehensive loss - net of tax	(506)	(1,630)
Comprehensive income (loss)	$440	$(955)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance—March 31, 2022	$(3,725)	$42,127	$38,402
Net income	—	675	675
Other comprehensive loss - net of tax	(1,630)	—	(1,630)
Balance—June 30, 2022	$(5,355)	$42,802	$37,447

Balance—March 31, 2023	$(5,107)	$43,773	$38,666
Adoption of ASU 326 credit losses	—	(402)	(402)
Net income	—	946	946
Other comprehensive loss—net of tax	(506)	—	(506)
Balance—June 30, 2023	$(5,613)	$44,317	$38,704

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$946	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	120
Gain on sale of loans	(41)	(17)
Amortization of premium and accretion of discount on securities	51	94
Deferred income tax (benefit) expense	7	(434)
Provision (credit) for credit losses	(27)	152
Origination of loans held for sale	(2,386)	(980)
Proceeds from sales of loans held for sale	2,428	997
Contributions to pension plan	100	150
Change in assets and liabilities:
Accrued interest receivable	(67)	78
Mortgage servicing rights	14	35
Other assets	(177)	299
Accrued interest payable	387	(29)
Accounts payable, accrued expenses and other liabilities	(201)	(753)
Net cash provided by operating activities	1,161	387
Cash flows from investing activities
Net change in loans	(11,372)	(17,188)
Purchase of investment securities available for sale	(3,799)	—
Principal paydowns from investment securities available for sale	2,349	4,160
Principal paydowns from investment securities held to maturity	41	35
Purchase of Federal Home Loan Bank stock	(100)	(177)
Purchase of premises and equipment	(47)	(47)
Net cash used in investing activities	(12,928)	(13,217)
Cash flows from financing activities
Net change in deposits	12,277	(12,806)
Proceeds from short-term FHLB advances	—	15,000
Net change in advances from borrowers for taxes and insurance	(398)	(360)
Net cash provided by financing activities	11,879	1,834
Net increase (decrease) in cash and cash equivalents	112	(10,996)
Cash and cash equivalents—beginning of period	16,563	18,979
Cash and cash equivalents—end of period	$16,675	$7,983
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$75
Cash paid for interest	$1,044	$215

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(unaudited)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Home Federal Savings and Loan Association of Grand Island d.b.a. Home Federal Bank (the “Association”) is a federally chartered mutual savings and loan association whose primary business is providing mortgage, consumer, commercial real estate, and commercial loans in the Grand Island, Nebraska area, with additional lending opportunities through the Association’s participation network of banks in Nebraska and other states, and acquiring consumer and commercial deposits to fund these investments.

Basis of Presentation—The consolidated financial statements include the accounts of the Association and First Service Corporation, a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

Central Plains Bancshares, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for the Association as part of the Association's mutual-to-stock conversion. As of June 30, 2023, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. After the conversion and offering are completed, we will be organized as a fully public stock holding company, with 100% of the common stock being held by the public. Accordingly, the financial statements and other information included in Part I of this Quarterly Report is for the Association.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Use of Estimates—In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, the determination of the pension liability, as well as the fair value measurements of investment securities. As with any estimate, actual results could differ from those estimates.

Accounting Developments—In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL. ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized.

The Association adopted ASC 326 and all related subsequent amendments thereto effective April 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment for the adoption of CECL resulted in an increase in the allowance for credit losses on loans of $299, which is presented as a reduction to net loans outstanding, and the establishment of an allowance for credit losses on unfunded loan commitments of $210, which is recorded within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Association recorded a net decrease to retained earnings of $402, as of April 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after April 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance and related disclosures for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The Association adopted the amendments in this update on April 1, 2023, and is applying the amendments prospectively with the exception of the recognition and measurement of existing TDRs for which the entity has elected to apply a modified retrospective transition method.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of the expected credit losses on the loans held for investment, unfunded loan commitments, held to maturity securities, and available-for-sale debt securities portfolios.

Allowance for Credit Losses on Loans—The ACL is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms adjusted for expected prepayments. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Determination of the ACL is inherently subjective in nature since it requires significant estimates and management judgment, and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Association’s direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Association has identified seven portfolio segments and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are real estate – construction, real estate – commercial, real estate – residential, commercial, agriculture, other consumer and land development/sanitary improvement districts (SIDS). The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for Association-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Association’s loss history and credit risk within our portfolio.

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions. These internal and external qualitative and credit market factors used include the following:

•
The nature and volume of the Association’s financial assets;
•
The existence, growth, and effect of any concentration of credit;
•
The volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets;
•
The value of the underlying collateral for loans that are non-collateral-dependent;
•
The Association’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries;
•
The quality of the Association’s credit review function;
•
The experience, ability, and depth of the Association’s lending, investment, collection, and other relevant management and staff;
•
The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters; and

•
Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Association operates that affect the collectability of financial assets.

The impact of the above listed internal and external qualitative and credit market risk factors is assessed within predetermined ranges to adjust the ACL totals calculated.

In addition to the pooled analysis performed for the majority of our loan and commitment balances, we also review those loans that have collateral dependency or nonperforming status which requires a specific review of that loan, per our individually analyzed CECL calculations.

Loans are charged off against the ACL when management believes the uncollectability of a loan balance is confirmed, while recoveries of amounts previously charged-off are credited to the ACL. Approved releases from previously established ACL reserves authorized under our ACL methodology also reduce the ACL. Additions to the ACL are established through the provision for credit losses on loans, which is charged to expense.

The Association’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known. Accrued interest receivable on loans is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.

Allowance for Credit Losses on Unfunded Loan Commitments—The Association estimates expected credit losses over the contractual period in which the Association is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Association. The ACL related to off-balance sheet credit exposures, which is recorded within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition, is estimated at each balance sheet date under the CECL model, and is adjusted as determined necessary through the provision for credit losses on the consolidated statement of income. The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Securities Available-for-Sale—For available-for-sale debt securities in an unrealized loss position, the Association first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis. If either of the aforementioned criteria exists, the Association will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the income statement. If either of these criteria does not exist, the Association will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities available-for sale for potential impairment, the Association considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value. The Association also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The amount of the impairment related to other factors is recognized in other comprehensive income (loss).

Allowance for Credit Losses on Held-to Maturity Securities—The allowance for credit losses on held-to-maturity debt securities is estimated using a CECL methodology. Any expected credit loss is provided through the allowance for credit loss on held-to-maturity securities and is deducted from the amortized cost basis of the security so that the balance sheet reflects the net amount the Association expects to collect. Nearly all the Associations HTM debt securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, there is a zero-credit loss expectation on these securities.

Allowance for Loan Losses (Prior to April 1, 2023)—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Additions to the allowance are recorded in the provision for loan losses charged to expense. Charge-offs, net of recoveries, are deducted from the allowance. The allowance estimate is based on prior experience, the nature and volume of the loan portfolio, review of specific problem loans, and an evaluation of the overall portfolio quality under current economic conditions. Specific reserves for impaired loans are measured and recognized to the extent that the recorded investment of an impaired loan exceeds its value based on either the fair value of the loan’s underlying collateral less estimated costs to sell, the calculated present value of projected cash flows discounted at the contractual interest rate, or the loan’s observable fair value.

The Association’s allowance for loan losses consists of various methodologies to determine impairment: (a) loans individually evaluated for impairment are evaluated based upon a specific identified probable loss, and (b) loans collectively evaluated for impairment are evaluated based on historical loan loss experience for similar loans with similar characteristics, adjusted to reflect the impact of current conditions. Factors considered in determining the adjustment for current conditions include the following: (a) changes in asset quality, (b) composition and concentrations of credit risk, and (c) the impact of economic risks on the portfolio.

In determining the allowance for loan losses, management considers factors such as economic and business conditions affecting key lending areas, credit concentrations and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty, the measurement of the overall allowance is subject to estimation risk and the amount of actual losses can vary significantly from the estimated amounts. The Association’s measurement methods incorporate comparisons between recent experience and historical rates.

Loans are generally secured by underlying real estate, business assets, personal property and personal guarantees. The amount of collateral obtained is based upon management’s evaluation of the borrower.

The Association periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR.

A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan’s contractual terms. Except for TDRs, consumer loans within any class are generally not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are considered to be impaired.

The allowance established for probable losses on specific loans is based on a periodic analysis and evaluation of classified loans. Specific reserves for impaired loans are measured and recognized to the extent that the recorded investment of an impaired loan exceeds its value based on either the fair value of the loan’s underlying collateral less costs to sell, the calculated present value of projected cash flows discounted at the contractual effective interest rate or the loan’s observable fair value.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, federal funds sold, demand deposits at other financial institutions, and short-term investments with maturities when purchased, of three months or less.

Investment Securities—Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. The Association did not have any securities classified as trading at June 30, 2023 and March 31, 2023.

Purchased premiums and discounts are amortized and accreted to the earlier of call or maturity of the related security using the effective interest method. Realized gains and losses on the sale of securities are recognized on the specific identification method in the statements of income.

For periods prior to April 1, 2023, management monitored securities for other-than-temporary-impairment (OTTI). If the Association intends to sell the security or will more likely than not be required to sell the security before recovery of the entire amortized cost basis, then an OTTI has occurred. However, even if the Association does not intend to sell the security and will not likely be required to sell the security before recovery of its entire amortized cost basis, the Association must evaluate expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recorded as a loss in the statement of income and the non-credit component is recognized through other comprehensive income (loss).

Federal Home Loan Bank Stock—As a member of the Federal Home Loan Bank of Topeka (FHLB), the Association is required to maintain an investment in the capital stock of the FHLB. For financial reporting purposes, such stock is carried at cost, which approximates fair value, based on the redemption provisions.

Loans Held for Sale—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related mortgage loan sold, which is reduced by the cost allocated to the servicing right. The Association generally locks in the sale price to the purchaser of the mortgage loan at the same time an interest rate commitment is made to the borrower.

Loans—Loans that management has the intent and ability to hold for the foreseeable future are stated at the amount of unpaid principal less an allowance for loan losses and any deferred fees or costs on originated loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when management believes that the borrower may be unable to make payments as scheduled, generally when a loan becomes contractually delinquent for three months or more. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received in excess of principal due. Loan origination fees and commitment fees offset by certain direct loan origination costs are deferred and recognized over the contractual life of the loan as a yield adjustment.

Mortgage Servicing Rights—Mortgage servicing rights are established based on the allocated fair value of servicing rights retained on loans originated by the Association and subsequently sold in the secondary market. Mortgage servicing rights are amortized into servicing fees on loans on the consolidated statements of income in proportion to, and over the period of, the estimated net servicing income and are evaluated for impairment based on their fair value. Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Association are initially measured at fair value at the date of transfer. The Association has elected to subsequently measure the mortgage servicing rights using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances are reported with other noninterest expense on the income statement.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Premises and Equipment—Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed based on the straight-line basis over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs incurred for maintenance and repairs are expensed as incurred. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

Leases—Lease expense for operating and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent the Association’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. When the rate implicit in the lease is unknown, the present value of the lease payments is determined using our incremental borrowing rate based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.

Revenue Recognition—Most of the Association’s revenue is not subject to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, including net interest income, fees related to loans and loan commitments, gain on derivatives, and gain on sales of loans and securities.

Under ASC 606, the Association must identify the contract with a customer, identify the performance obligation(s) within the contract, determine the transaction price, allocate the transaction price to the performance obligation(s) within the contract, and recognize revenue when (or as) the performance obligation(s) are satisfied. The core principle under ASC 606 requires the Association to recognize revenue to depict the transfer of services or products to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those services or products recognized as performance obligations are satisfied. The Association generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Since performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Transfer of Financial Assets—Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Association, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Association does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Retirement Plans—Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Interest Rate Risk—The Association is a mutual savings bank engaged principally in originating and investing in first mortgage loans, consumer loans to individuals, agricultural loans and commercial loans to businesses primarily in Grand Island, Nebraska. These loans are funded primarily with short-term liabilities that have interest rates that vary with market rates over time. The earnings of the Association are exposed to interest rate risk largely because of the mismatch between the repricing intervals of its assets and liabilities.

To reduce interest rate risk the Association has employed the strategy of selling a majority of the single family fixed-rate home loans the Association originates into the secondary market. The Association holds any adjustable-rate single family home loans in their portfolio. In addition, the commercial loans the Association originates and maintains in its portfolio are either tied to some variant of Wall Street Journal Prime (WSJP) and adjust as WSJP adjusts or they contain shorter term call dates (typically three or five years) when amortized over longer periods of time. The consumer portfolio has three-to-five-year amortized terms which mitigate long term interest rate exposure in this portfolio.

Income Taxes—The Association and its subsidiary file consolidated income tax returns. Income taxes are accounted for using an asset and liability method. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the currently enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. If needed, a valuation allowance is recorded to reduce deferred tax assets to the amount expected to be realized. The Association recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The Association recognizes both interest and penalties (if applicable) as a component of income tax expense.

Comprehensive Income—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and minimum pension liability adjustments, are reported as a separate component of the equity section of the consolidated statements of financial condition; such items, along with net income, are components of comprehensive income, net of tax.

Financial Instruments and Loan Commitments—Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees are recorded at fair value.

Note 2 - Investment SECURITIES

The following is a summary of investment securities at June 30, 2023 and March 31, 2023:

(dollars in thousands)	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
FHLMC bonds	$26,652	$5	$(2,432)	$24,225
GNMA bonds	3,964	—	(143)	3,821
FNMA bonds	25,641	10	(2,622)	23,029
Municipal bonds	8,993	—	(1,432)	7,561
Total	$65,250	$15	$(6,629)	$58,636

Held-to-Maturity
FHLMC bonds	$111	$—	$(2)	$109
GNMA bonds	71	—	(3)	68
FNMA bonds	199	—	(3)	196
Total	$381	$—	$(8)	$373

(dollars in thousands)	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
FHLMC bonds	$25,446	$13	$(2,203)	$23,256
GNMA bonds	2,648	—	(58)	2,590
FNMA bonds	26,726	17	(2,453)	24,290
Municipal bonds	8,994	1	(1,289)	7,706
Total	$63,814	$31	$(6,003)	$57,842

Held-to-Maturity
FHLMC bonds	$116	$—	$(2)	$114
GNMA bonds	74	—	(1)	73
FNMA bonds	232	1	(4)	229
Total	$422	$1	$(7)	$416

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and March 31, 2023, are as follows:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2023	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
FHLMC bonds	$4,468	$(70)	$18,667	$(2,362)	$23,135	$(2,432)
GNMA bonds	1,723	(50)	2,098	(93)	3,821	(143)
FNMA bonds	3,113	(24)	18,400	(2,598)	21,513	(2,622)
Municipal bonds	1,707	(11)	5,854	(1,421)	7,561	(1,432)
Total	$11,011	$(155)	$45,019	$(6,474)	$56,030	$(6,629)

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
FHLMC bonds	$4,714	$(133)	$16,482	$(2,070)	$21,196	$(2,203)
GNMA bonds	2,576	(57)	14	(1)	2,590	(58)
FNMA bonds	4,315	(78)	17,027	(2,375)	21,342	(2,453)
Municipal bonds	—	—	5,688	(1,289)	5,688	(1,289)
Total	$11,605	$(268)	$39,211	$(5,735)	$50,816	$(6,003)

The unrealized losses at June 30, 2023 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At June 30, 2023, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities.

Unrealized losses on municipal bonds have not been recognized into income because the issuers’ bonds are high credit quality, the Association does not intend to sell and it is likely that the Association will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

At June 30, 2023 and March 31, 2023, investment securities with amortized cost of $34,450, and $34,149 , respectively, and estimated fair value of $32,576 and $31,935, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of June 30, 2023 by contractual maturity, are shown below:

(dollars in thousands)	Available for Sale
	Amortized Cost	Fair Value
Maturity
Due less than one year	$60	$59
Due after one year through five years	2,443	2,345
Due after five years through ten years	1,803	1,565
Due after ten years	4,687	3,592
Mortgage-backed securities and collateralized mortgage obligations	56,257	51,075
Total	$65,250	$58,636

The Association had no sales of available for sale investment securities for the three months ended June 30, 2023 and 2022.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

Accounting Standards Adopted in 2023

In conjunction with the adoption of ASC 326, the Association made certain loan portfolio segment reclassifications to conform to the new allowance for credit losses methodology. Loans and these related reclassifications, are summarized as follows at June 30, 2023 and March 31, 2023:

(dollars in thousands)		Post Adoption	The Effect	Pre Adoption
	June 30, 2023	March 31, 2023	of Adoption	March 31, 2023

Real Estate - Construction	$20,492	$19,301	$19,301	$—
Non-1-4 Family Construction & Land Development	—	—	(23,644)	23,644
Real Estate - Commercial	105,211	102,446	—	102,446
Real Estate - Residential	148,937	148,486	148,486	—
1-4 Family Residential	—	—	(119,610)	119,610
Multi-Family Residential	—	—	(34,296)	34,296
Commercial Non-Real Estate	29,860	30,101	—	30,101
Agriculture	19,541	18,166	18,166	—
Agriculture Real Estate	—	—	(9,245)	9,245
Agriculture Non-Real Estate	—	—	(8,921)	8,921
Consumer	25,903	19,956	19,956	—
Consumer Auto	—	—	(5,622)	5,622
Consumer Other	—	—	(14,334)	14,334
Land Development and SIDs*	15,440	15,231	15,231	—
Sanitary & Improvement Districts	—	—	(5,468)	5,468
Total Loans	365,384	353,687	—	353,687
Allowance for credit losses	(5,699)	(5,711)	(299)	(5,412)
Net deferred orig. costs & fees	55	62		62

Loans—net	$359,740	$348,038	$(299)	$348,337
*SIDs = Sanitary & Improvement Districts

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of June 30, 2023 and March 31, 2023 were $75 and $76, respectively. Additionally, the Association had loans totaling $666 and $679 as of June 30, 2023 and March 31, 2023 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

Changes in the allowance for the three months ended June 30, 2023 and 2022 are as follows:

(dollars in thousands)	Three Months Ended June 30, 2023
	Beginning	Impact of	Provision for			Ending
	Allowance	ASC326	(Recovery of)	Loans		Allowance
	Balance	Adoption	Credit Losses	Charged off	Recoveries	Balance
Real Estate - Construction	$334	$28	$22	$—	$—	$384
Real Estate - Commercial	2,048	(904)	56	—	—	1,200
Real Estate - Residential	1,286	775	(95)	—	—	1,966
Commercial Non-Real Estate	915	450	(122)	—	18	1,261
Agricultural	484	(255)	17	—	—	246
Other Consumer	157	138	88	(1)	1	383
Land Development and SIDs	188	67	3	—	1	259
Total	$5,412	$299	$(31)	$(1)	$20	$5,699

(dollars in thousands)	Three Months Ended June 30, 2022
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Loan Losses	Charged off	Recoveries	Balance
1-4 Family Residential	$636	$(7)	$—	$—	$629
Multi Family Residential	481	27	—	—	508
Commercial Real Estate	1,845	45	—	—	1,890
Agricultural RE	213	—	—	—	213
Commercial Non-RE	930	39	—	—	969
Agricultural Non-RE	281	—	—	—	281
SIDS	50	(10)	—	—	40
Consumer Auto	64	(1)	—	—	63
Consumer Other	71	34	—	—	105
Non 1-4 Family Construction and Land Development	357	25	—	—	382
Total	$4,928	$152	$—	$—	$5,080

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of March 31, 2023.

(dollars in thousands)	Year Ended March 31, 2023
	Indivdually	Collectively	Ending
	Evaluated for	Evaluated For	Allowance
Ending allowance balance attributed to loans:	Impairment	Impairment	Balance
1-4 Family Residential	$193	$493	$686
Multi Family Residential	—	670	670
Commercial Real Estate	—	2,048	2,048
Agricultural RE	—	203	203
Commercial Non-RE	28	887	915
Agricultural Non-RE	—	281	281
SIDS	—	50	50
Consumer Auto	—	44	44
Consumer Other	—	113	113
Non 1-4 Family Construction and Land Development	—	402	402
Total	$221	$5,191	$5,412

(dollars in thousands)	Year Ended March 31, 2023
	Indivdually	Collectively
	Evaluated for	Evaluated For	Total
Loans:	Impairment	Impairment	Loans
1-4 Family Residential	$338	$119,272	$119,610
Multi Family Residential	—	34,296	34,296
Commercial Real Estate	483	101,963	102,446
Agricultural RE	—	9,245	9,245
Commercial Non-RE	29	30,072	30,101
Agricultural Non-RE	—	8,921	8,921
SIDS	—	5,468	5,468
Consumer Auto	—	5,622	5,622
Consumer Other	—	14,334	14,334
Non 1-4 Family Construction and Land Development	—	23,644	23,644
Total	$850	$352,837	$353,687

The Association’s impaired loans at March 31, 2023, were as follows:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Specific	Investment in
	Balance	Balance	Allowance	Impaired Loans
With no related allowance recorded:
1–4 Family Residential	$—	$—	$—	$—
Multi-Family Residential	—	—	—	—
Commercial Real Estate	483	605	—	516
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	1	103	—	6
Agriculture Non-Real Estate	—	—	—	—
Sanitary & Improvement Districts	—	—	—	—
Consumer Auto	—	3	—	—
Consumer Other	—	—	—	—
Non 1–4 Family Construction and Land Development	—	—	—	—

With an allowance recorded:
1–4 Family Residential	338	366	193	303
Multi-family Residential	—	—	—	—
Commercial Real Estate	—	—	—	42
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	28	43	28	35
Agriculture Non-Real Estate	—	—	—	—
Consumer Auto	—	—	—	—
Consumer Other	—	—	—	2
Non 1–4 Family Construction and Land Development	—	—	—	—
Total impaired loans	$850	$1,120	$221	$904

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at June 30, 2023:

(dollars in thousands)	Real Estate	Other
Portfolio Segment
Real Estate - Construction	$—	$—
Real Estate - Commercial	470	—
Real Estate - Residential	110	—
Commercial Non-RE	—	26
Agricultural	—	—
Other Consumer	—	—
Land Development and SIDs	—	—
Total impaired loans	$580	$26

Interest income recognized on impaired loans for the three months ended June 30, 2023 was not material.

Credit Risk—The Association monitors the credit risk within the loan portfolio by assessing the strength of the borrower’s repayment capacity and the probability of default. The Association first assesses the paying capacity of the borrower; then, it analyzes the sound worth of any pledged collateral or guarantees. In estimating the allowance for loan losses management also uses a quarterly Loan Concentration Report to monitor any concentrations that may develop in any specific category of the loan portfolio. It identifies four varying degrees of credit worthiness:

•
Pass Loans: Loans in the pass category are loans that do not raise Association concerns.
•
Special Mention Loans: Loans in this category may have a potential for weakness which, if not corrected, could weaken the asset and increase the risk in the future. By classifying a loan as Special Mention the Association can give the loan the attention needed to remedy any credit deficiencies or potential weaknesses.

•
Substandard Loans: Loans identified as substandard are assets that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans in this classification category must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. If a loan is classified as Substandard, a determination based upon objective evidence must be made as to any specific or general valuation allowance within the guidelines of generally accepted accounting principles.
•
Doubtful Loans: Loans in this category have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. If a loan is classified as Doubtful, a determination based upon objective evidence must be made as to any specific or general valuation allowance within the guidelines of generally accepted accounting principles.

Based on the most recent analysis performed, the risk category of loans by class and year of origination is as follows:

(dollars in thousands)	Term Loans by Origination Year				Revolving
	2023	2022	2021	Prior	Loans	Total
June 30, 2023
Real Estate - Construction
Pass	$6,634	$5,516	$5,731	$2,611	$—	$20,492
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Real Estate - Construction	$6,634	$5,516	$5,731	$2,611	$—	$20,492
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Commercial
Pass	10,357	26,342	19,672	39,407	6,526	$102,304
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	2,907	—	2,907
Doubtful	—	—	—	—	—	—
Total Real Estate - Commercial	$10,357	$26,342	$19,672	$42,314	$6,526	$105,211
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Residential
Pass	6,383	32,394	55,240	42,659	11,707	$148,383
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	464	—	464
Doubtful	90	—	—	—	—	90
Total Real Estate - Residential	$6,473	$32,394	$55,240	$43,123	$11,707	$148,937
Current year-to-date gross write-offs	—	—	—	—	—	—
Commercial - Non Real Estate
Pass	1,398	8,675	3,303	12,945	2,897	$29,218
Special Mention	—	—	—	—	—	—
Substandard	—	142	—	475	—	617
Doubtful	—	—	—	25	—	25
Total Commercial - Non Real Estate	$1,398	$8,817	$3,303	$13,445	$2,897	$29,860
Current year-to-date gross write-offs	—	—	—	—	—	—
Agricultural
Pass	1,504	3,562	2,742	4,420	7,313	$19,541
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total - Agricultural	$1,504	$3,562	$2,742	$4,420	$7,313	$19,541
Current year-to-date gross write-offs	—	—	—	—	—	—
Other Consumer
Pass	13,435	7,023	1,298	4,129	—	$25,885
Special Mention	—	—	—	—	—	—
Substandard	—	—	18	—	—	18
Doubtful	—	—	—	—	—	—
Total Other Consumer	$13,435	$7,023	$1,316	$4,129	$—	$25,903
Current year-to-date gross write-offs	—	1	—	—	—	1
Land Development and SIDs
Pass	504	6,784	6,131	1,821	200	$15,440
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Land Development and SIDs	$504	$6,784	$6,131	$1,821	$200	$15,440
Current year-to-date gross write-offs	—	—	—	—	—	—
Total loans	$40,305	$90,438	$94,135	$111,863	$28,643	$365,384

The Association’s loan classifications as of March 31, 2023, are as follows:

(dollars in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
1–4 Family Residential	$118,839	$—	$771	$—	$119,610
Multi-Family Residential	34,296	—	—	—	34,296
Commercial Real Estate	99,367	—	3,079	—	102,446
Agriculture Real Estate	9,245	—	—	—	9,245
Commercial Non-Real Estate	29,390	—	711	—	30,101
Agriculture Non-Real Estate	8,921	—	—	—	8,921
Sanitary & Improvement Districts	5,468	—	—	—	5,468
Consumer Auto	5,591	—	31	—	5,622
Consumer Other	14,334	—	—	—	14,334
Non 1–4 Family Construction & Land Development	23,644	—	—	—	23,644
Total	$349,095	$—	$4,592	$—	$353,687

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the three months ended June 30, 2023:

(dollars in thousands)	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Interest Income
	Loans Beginning	Loans End	with no Allowance	with Allowance	Recognized
June 30, 2023	of Period	of Period	for Credit Loss	for Credit Loss	During the Period
Real Estate - Commercial	$484	$470	$470	$—	$10
Real Estate- Residential	338	110	20	90	2
Commerical Non-Real Estate	28	26	1	25	2
Other Consumer	—	—	—	—	—
Total	$850	$606	$491	$115	$14

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, by class as of March 31, 2023:

(dollars in thousands)		Loans Past
		Due 90 Days
		or More Still
March 31, 2023	Nonaccrual	Accruing
1-4 Family Residential	$338	$—
Commercial Real Estate	484	—
Commercial Non-Real Estate	28	—
Consumer Other	—	178
Total	$850	$178

The following is an aging analysis of the contractually past due loans as of June 30, 2023:

(dollars in thousands)							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total	Loans Not		or More Still
	Past Due	Past Due	Past Due	Past Due	Past Due	Total	Accruing
Real Estate - Construction	$—	$—	$—	$—	$20,492	$20,492	$—
Real Estate - Commercial	321	—	—	321	104,890	105,211	—
Real Estate - Residential	91	179	67	337	148,600	148,937	—
Commercial Non-RE	—	—	25	25	29,835	29,860	—
Agricultural	—	—	—	—	19,541	19,541	—
Other Consumer	86	453	137	676	25,227	25,903	137
Land Development and SIDs	—	—	—	—	15,440	15,440	—

Total	$498	$632	$229	$1,359	$364,025	$365,384	$137

The following is an aging analysis of the contractually past due loans as of March 31, 2023:

(dollars in thousands)			Greater than
	30–59 Days	60–89 Days	89 Days	Total	Loan Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
1-4 Family Residential	$585	$—	$—	$585	$119,025	$119,610
Multi Family Residential	—	—	—	—	34,296	34,296
Commercial Real Estate	—	—	—	—	102,446	102,446
Agricultural RE	—	—	—	—	9,245	9,245
Commercial Non-RE	—	—	28	28	30,073	30,101
Agricultural Non-RE	—	—	—	—	8,921	8,921
SIDS	—	—	—	—	5,468	5,468
Consumer Auto	43	24	—	67	5,555	5,622
Consumer Other	344	—	178	522	13,812	14,334
Non 1-4 Family Construc and Land Development	—	—	—	—	23,644	23,644
Total	$972	$24	$206	$1,202	$352,485	$353,687

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of April 1, 2023, the Association adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended June 30, 2023. See Note 1. There were no new troubled debt restructurings during the three months ended June 30, 2022.
Note 4 - PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2023 and March 31, 2023, consist of the following:

(dollars in thousands)	June 30, 2023	March 31, 2023
Land	$828	$818
Buildings and leasehold improvements	8,887	8,855
Equipment	3,311	3,150
Automobiles	136	48
Computer software	1,031	1,031
Total cost	14,193	13,902
Less accumulated depreciation	10,161	9,798
Total premises and equipment	$4,032	$4,104

Depreciation expense included in occupancy and equipment on the consolidated statements of income totaled $127 and $120 for the three months ended June 30, 2023 and 2022, respectively.

Note 5 - DEPOSITS

A summary of certificates of deposit included in interest bearing deposits in the consolidated statements of financial condition by maturity at June 30, 2023, is as follows:

(dollars in thousands)
For the 12 Months Ended June 30	Amount
2024	$81,061
2025	6,198
2026	2,480
2027	1,395
2028+	210
Total certificate accounts	$91,344

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250 was $29,241 at June 30, 2023 and $31,376 at March 31 2023, respectively. At June 30, 2023 and March 31, 2023, the Association had $8,062 in brokered deposits, which mature in November 2023.

Note 6 - Borrowings

The Association had no outstanding borrowings as of June 30, 2023 and March 31, 2023.

The Association had remaining availability for Federal Home Loan Bank (FHLB) borrowings of approximately $40,571 and $40,579 at June 30, 2023 and March 31, 2023, respectively. The FHLB has sole discretion to deny additional advances. $80 of investment securities and $50,000 of loans were pledged as collateral for FHLB advances at June 30, 2023.

Additionally, the Association had the capacity to borrow $5,000 from a private bankers’ bank at June 30, 2023 and March 31, 2023.

Note 7 - REGULATORY CAPITAL REQUIREMENTS

The Association is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios as set forth in the following tables of tangible, core, and total risk-based capital. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions, the Association must maintain minimum Tier I leverage, Tier I risk- based, common equity Tier 1, and total risk-based capital ratios (as defined) as set forth in the following tables.

As of June 30, 2023 and March 31, 2023, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2023, that management believes have changed the Association’s category.

The Association is regulated by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC).

The Association’s actual capital amounts and ratios as of June 30, 2023 and March 31, 2023, are also presented in the table below:

(dollars in thousands)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$48,373	13.58%	$28,498	8.00%	$35,622	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$43,903	12.32%	$21,373	6.00%	$28,498	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$43,903	12.32%	$16,030	4.50%	$23,154	6.50%

Tier 1 Capital (to Average Assets)	$43,903	10.07%	$17,439	4.00%	$21,798	5.00%

As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$47,809	13.45%	$28,432	8.00%	$35,540	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$43,355	12.20%	$21,324	6.00%	$28,432	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$43,355	12.20%	$15,993	4.50%	$23,101	6.50%

Tier 1 Capital (to Average Assets)	$43,355	10.12%	$17,139	4.00%	$21,424	5.00%

Note 8 - MORTGAGE SERVICING

Activity for mortgage servicing rights measured using the amortized cost method was as follows:

(dollars in thousands)	June 30, 2023	March 31, 2023
Mortgage servicing rights
Balance at beginning of year	$434	$563
Additions	27	33
Repayments and amortization	(41)	(162)
Balance at end of quarter	$420	$434

At June 30, 2023, no allowance for impairment on the Association’s MSR was necessary.

At June 30, 2023 and March 31, 2023, the Association was servicing loans for others amounting to $148,975 and $149,521, respectively. These loans are not reflected in the Association’s financial statements. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Association held borrowers’ escrow balances of $2,278 and $3,511 at June 30, 2023 and March 31, 2023, respectively, which are included in interest bearing deposits.

Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and forward commitments on contracts to deliver mortgage-backed securities. The Association has entered into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. These derivatives are not designated in a hedging relationship. In addition, the Association has entered into commitments to originate loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship. The notional amount and estimated fair value of all such derivative instruments are immaterial.

Note 9 - COMMITMENTS AND CONTINGENCIES

The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and lines or letters of credit and commitments to sell to investors loans held for sale. The Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At June 30, 2023 and March 31, 2023, the Association had approved outstanding loan origination commitments of $3,515 and $4,681, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at June 30, 2023 and March 31, 2023, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $44,321 and $48,938, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Association’s consolidated financial statements.

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Association measures certain financial assets and liabilities at fair value in accordance with GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. The inputs are developed based on the best information available in the circumstances, which might include the Association’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

Fair Value of Financial Instruments—Financial instruments are classified within fair value hierarchy using the methodologies described above. The following disclosures include financial instruments that are not carried at fair value on the Statements of Financial Condition. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

Certain financial instruments generally expose the Association to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents, non-interest-bearing deposit accounts, FHLB advances, FHLB stock, escrow deposits and accrued interest receivable and payable.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

(dollars in thousands)	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
June 30, 2023
Financial assets:
Loans, net	$359,740	$—	$—	$322,568	$322,568
Financial liabilities:
Interest-bearing deposits	$319,470	$—	$270,658	$—	$270,658

March 31, 2023
Financial assets:
Loans, net	$348,337	$—	$—	$316,169	$316,169
Financial liabilities:
Interest-bearing deposits	$317,704	$—	$272,270	$—	$272,270

Available-for-Sale Securities (Recurring)

Where quoted market prices are available in an active market, securities such as U.S. Treasuries, would be classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities would be classified within Level 3 of the hierarchy.

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of June 30, 2023 and March 31, 2023 was $58,636 and $57,842, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of June 30, 2023 or March 31, 2023.

(dollars in thousands)	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Securities Available-for-sale
Mortgage Backed Securities	51,075	—	51,075	—
Municipal Bonds	7,561	—	7,561	—
Total	$58,636	$—	$58,636	$—
March 31, 2023
Securities Available-for-sale
Mortgage Backed Securities	50,136	—	50,136	—
Municipal Bonds	7,706	—	7,706	—
Total	$57,842	$—	$57,842	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the three months ended June 30, 2023. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and March 31, 2023:

(dollars in thousands)	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial Assets
Impaired loans	$492	$—	$—	$492
Totals	$492	$—	$—	$492
March 31, 2023
Financial Assets
Impaired loans	$629	$—	$—	$629
Totals	$629	$—	$—	$629

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Nonrecurring)

Impaired loans are recorded at fair value on a nonrecurring basis. The fair value of loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a monthly basis for additional impairment and adjusted accordingly.

The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

Note 11 -accumulated other comprehensive loss

The components of accumulated other comprehensive loss for the three months ended June 30, 2023 and 2022 are as follows:

(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2023
Balance at beginning of period	$(4,718)	$(389)	$(5,107)
Other comprehensive income (loss)	(506)	—	(506)
Balance at end of period	$(5,224)	$(389)	$(5,613)

Three Months Ended June 30, 2022
Balance at beginning of period	$(2,033)	$(1,692)	$(3,725)
Other comprehensive income (loss)	(1,648)	18	(1,630)
Balance at end of period	$(3,681)	$(1,674)	$(5,355)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2023 and 2022:

(dollars in thousands)	Three Months Ended June 30,
	2023	2022
	Amount Reclassified from AOCI
Details about AOCI Components
Unrealized gains and losses on available-for-sale securities	$(642)	$(2,085)	Debt Securities gains (losses), net
	136	437	Income tax (expense) benefit
	$(506)	$(1,648)	Net income (loss)

Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$20	Salaries and employee benefits
	—	(2)	Income tax (expense) benefit
	$—	$18	Net income (loss)

Total reclassification for the period	$(506)	$(1,630)	Net income (loss)

Note 12 -LEASES

The Association leases office space under operating leases that expire at various dates through October 2030.

Rent expense, which is included in occupancy expenses on the consolidated statements of income, was $19 and $19 for the three months ended June 30, 2023 and 2022, respectively.

The following table shows the future undiscounted lease payments required under the leases described above as of June 30, 2023:

12 Months Ending June 30,	Operating Leases
2024	$76
2025	60
2026	52
2027	40
2028	37
Thereafter	121
Total undiscounted lease payments	$386
Less: Imputed interest	(34)
Net lease liability	$352

Note 13 - PLAN OF CONVERSION

Plan of Conversion and Change in Corporate Form

On June 6, 2023, the Board of Directors of the Association adopted a plan of conversion (the “Plan”). The Plan has been conditionally approved by the Federal Reserve Board and the OCC and is subject to the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Association at a special meeting. The Plan sets forth that the Association proposes to convert into a stock savings association structure with the establishment of a stock holding company (Central Plains Bancshares, Inc.), as parent of the Association. The Association will convert to the stock form of ownership, followed by the issuance of all of the Association’s outstanding stock to Central Plains Bancshares, Inc. Pursuant to the Plan, the Association will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Association’s Board of Directors will adopt an employee stock ownership plan (“ESOP”), which will subscribe for up to 8% of the common stock sold in the offering.

Central Plains Bancshares, Inc. has been organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Association upon completion of the conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities, and equity unchanged as a result. The total estimated cost of the mutual-to-stock conversion is $1.9 million. Costs of $608,000 have been paid and deferred as of June 30, 2023. If the conversion is successful, the total conversion costs will be offset against the proceeds of the stock sale. In the event the conversion is not successful the costs will be expensed during the year ending March 31, 2024.

Central Plains Bancshares, Inc. will be an Emerging Growth Company, as defined by the Securities and Exchange Commission, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Central Plains Bancshares, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Note 14 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2023 and March 31, 2023 and for the three months ended June 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of Home Federal Savings and Loan Association of Grand Island and Subsidiary. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, including any recessionary conditions and/or increases in unemployment, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•
our ability to access cost-effective funding and to maintain adequate liquidity, primarily through deposits;
•
fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
•
demand for loans, deposits and non-banking services in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions, including with respect to our ability to charge overdraft fees;
•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and will make;
•
adverse changes in the securities markets;
•
changes in laws or government regulations or policies affecting financial institutions and/or their holding companies, including changes in regulatory fees, capital requirements and insurance premiums;
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;

•
the inability of third-party providers to perform as expected;
•
a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
•
our ability to manage market risk, credit risk and operational risk;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
changes in accounting and/or tax estimates;
•
the effects of any national or global conflict, war or act of terrorism;
•
the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
•
our compensation expense associated with equity allocated or awarded to our directors and/or employees;
•
the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers;
•
our ability to attract and retain key employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

Our most significant accounting policies are described in Note 1 to the consolidated financial statements. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates.

The estimates and assumptions that we use are based on historical experience, future forecasts and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. See Note 1, "Basis of Presentation" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy. Other than the adoption of ASC 326, there have been no significant changes to the Association's critical accounting policies since March 31, 2023.

Comparison of Financial Condition at June 30, 2023 and March 31, 2023

Total Assets. Total assets increased $12.6 million, or 2.9%, to $450.4 million at June 30, 2023 from $437.8 million at March 31, 2023. The increase was due to an increase in loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $112,000 to $16.7 million at June 30, 2023 from $16.6 million at March 31, 2023. We used excess cash, including cash provided by our deposit growth, described below, to fund loan growth and to invest in securities. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions..

Investment Securities Available for Sale. Securities available-for-sale increased $794,000, or 1.4%, to $58.6 million at June 30, 2023 from $57.8 million at March 31, 2023. We used excess cash provided by our deposit growth to primarily fund loan growth and, to a lesser extent, to invest in securities.

Gross Loans. Gross loans held for investment increased $11.7 million, or 3.3%, to $365.4 million at June 30, 2023 from $353.7 million at March 31, 2023. Consumer and other loans increased $6.2 million, or 24.5%, to $31.7 million at June 30, 2023 from $25.4 million at March 31, 2023, due to an increase in loans for consumer dental financing. One- to four-family residential real estate loans remained relatively unchanged as we resumed loan sales during the quarter ended June 30, 2023.

Total Deposits. Total deposits increased $12.3 million, or 3.1%, to $403.2 million at June 30, 2023 from $391.0 million at March 31, 2023. Noninterest-bearing demand deposits increased $10.5 million, or 14.3%, to $83.8 million at June 30, 2023 from $73.2 million at March 31, 2023, as we believe that new customers opened deposit accounts following the announcement and in anticipation of our proposed mutual-to-stock conversion. Certificates of deposit increased $4.4 million, or 6.2%, to $74.6 million at June 30, 2023 from $70.2 million at March 31, 2023, as we believe that long-term customers have sought higher-yield deposits as a result of recent increases in market interest rates. We also had brokered deposits of $8.1 million at each of June 30, 2023 and March 31, 2023.

Borrowings. We had no borrowings at June 30, 2023 or March 31, 2023. We have had limited borrowings in recent periods, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations, although we will utilize Federal Home Loan Bank advances as needed to support increased loan funding.

Total Equity. Total equity increased by $38,000 and was $38.7 million at each of June 30, 2023 and March 31, 2023. Net income of $946,000 for the three months ended June 30, 2023 was offset by an increase in accumulated other comprehensive loss related to unrealized losses on securities available-for-sale of $506,000 for the three months ended June 30, 2023, as well as a reduction in equity of $402,000 resulting from our increasing our allowance for credit losses in connection with our adopting the Current Expected Credit Losses (CECL) accounting methodology effective April 1, 2023.

Average Balance Sheets and Related Yields and Rates

The following table sets forth average balance sheets, average yields and costs, and certain other information at the date and for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees for the quarter ended June 30, 2023 and 2022 were not material.

	For the Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$358,535	$4,320	4.82%	$324,962	$3,222	3.97%
Mortgage-backed securities	52,231	343	2.63%	63,290	299	1.89%
Investment securities (1)	7,631	45	2.36%	8,174	45	2.20%
Interest-bearing deposits and other	4,554	58	5.09%	4,159	9	0.87%
Total interest-earning assets	422,951	4,766	4.51%	400,585	3,575	3.57%
Non-interest-earning assets	15,633			15,183
Total assets	$438,584			$415,768

Interest-bearing liabilities:
Savings accounts	$46,324	$27	0.23%	$54,681	$8	0.06%
Money market accounts	24,887	89	1.43%	28,141	20	0.28%
NOW accounts	150,367	530	1.41%	161,015	115	0.29%
Certificates of deposit	73,668	638	3.46%	29,355	76	1.04%
Individual retirement accounts	15,497	78	2.01%	15,689	49	1.25%
Total interest-bearing deposits	310,743	1,362	1.75%	288,881	268	0.37%
Borrowings	5,107	69	5.40%	5,067	20	0.39%
Total interest-bearing liabilities	315,850	1,431	1.81%	293,948	288	0.10%
Other non-interest-bearing liabilities	83,836			82,478
Total liabilities	399,686			376,426
Total equity	38,898			39,342
Total liabilities and total equity	$438,584			$415,768
Net interest income		$3,335			$3,287
Net interest rate spread (2)			2.70%			3.47%
Net interest-earning assets (3)	$107,101			$106,637
Net interest margin (4)			3.15%			3.28%
Average interest-earning assets to interest-bearing liabilities	133.91%			136.28%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets repreent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and June 30, 2022

General. Net income increased $271,000, or 40.1%, to $946,000 for the three months ended June 30, 2023, compared to $675,000 for the three months ended June 30, 2022. The increase was due primarily to a decrease in the provision for credit losses and an increase in noninterest income, partially offset by an increase in income tax expense.

Interest Income. Interest income increased $1.2 million, or 33.3%, to $4.8 million for the three months ended June 30, 2023 from $3.6 million for the three months ended June 30, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $1.1 million, or 34.1%, to $4.3 million for the three months ended June 30, 2023 from $3.2 million for the three months ended June 30, 2022. Our average balance of loans increased $33.6 million, or 10.3%, to $358.5 million for the three months ended June 30, 2023 from $325.0 million for the three months ended June 30, 2022. The increase is due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. During the fiscal year ended March 31, 2023, we implemented a strategy to retain our one- to four-family residential real estate loan production in portfolio rather than sell these loans on the secondary market, which increased our loan portfolio during the course of the fiscal year prior to our resuming loan sales in the quarter ended June 30, 2023. In addition, we opened a loan production office in Lincoln, Nebraska, which provided loan growth in both our residential real estate and commercial real estate loan portfolios. Our yield on loans increased 85 basis points to 4.82% for the three months ended June 30, 2023 from 3.97% for the three months ended June 30, 2022. We have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates. In addition, not all of our adjustable-rate loans reprice immediately, such that changes in market interest rates take a period of time to affect our portfolio yields.

Interest Expense. Interest expense increased $1.1 million to $1.4 million for the three months ended June 30, 2023 compared to $288,000 for the three months ended June 30, 2022, due primarily to an increase in interest expense on deposits.

The increase in interest expense on deposits was due to an increase in average balances of and rates on certificates of deposit, and an increase in rates on other types of deposits. Interest expense on certificates of deposit increased $562,000 to $638,000 for the three months ended June 30, 2023 from $76,000 for the three months ended June 30, 2022, while the rate paid on certificates of deposit increased 242 basis points to 3.46% for the three months ended June 30, 2023 from 1.04% for the three months ended June 30, 2022. We believe that the increase in average balance resulted from customers seeking higher-yield deposit products during the current interest rate environment. Interest paid on other deposit types also increased (particularly interest on NOW accounts, which increased $414,000, due to an increase in rates).

Net Interest Income. Net interest income was $3.3 million for each of the three months ended June 30, 2023 and 2022, as a result of our interest income and interest expense increasing by similar amounts. Our interest rate spread decreased 77 basis points to 2.70% for the three months ended June 30, 2023, compared to 3.47% for the three months ended June 30, 2022, and our net interest margin decreased 12 basis points to 3.16% for the three months ended June 30, 2023 compared to 3.28% for the three months ended June 30, 2022. Our net interest-earning assets increased to $107.0 million for the three months ended June 30, 2023 from $106.6 million for the three months ended June 30, 2022.

Provision for Credit Losses. Effective April 1, 2023, we adopted the CECL accounting methodology. As a result, we now determine periodic estimates of lifetime expected credit losses on loans and unfunded commitments and recognize the expected credit losses as allowances for credit losses. Previously, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements.

We recorded a reduction of allowance for credit losses of $27,000 for the three months ended June 30, 2023 compared to a provision for loan losses of $152,000 for the three months ended June 30, 2022. In addition, we recognized a reduction in beginning retained earnings of $402,000 related to an increase in our allowance for credit losses in connection with our adoption of CECL. Our allowance for credit losses was $5.7 million at June 30, 2023 compared to an allowance for loan losses of $5.4 million at March 31, 2023 and $5.1 million at June 30, 2022. The ratio of our allowance for credit/loan losses to total loans was 1.56% at June 30, 2023 compared to 1.53% at March 31, 2023 and 1.54% at June 30, 2022, while the allowance for credit/loan losses to non-performing loans was 767.03% at June 30, 2023 compared to 526.46% at March 31, 2023 and 432.71% at June 30, 2022. We had charge-offs of less than $1,000 and recoveries of $20,000 during the three months ended June 30, 2023, compared to charge-offs of less than $1,000 and no recoveries during the three months ended June 30, 2022.

To the best of our knowledge, we have recorded all lifetime expected credit losses on loans and unfunded commitments at June 30, 2023. However, future changes could result in material increases in our provision for credit losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

Non-Interest Income. Noninterest income increased $86,000, or 15.2%, to $652,000 for the three months ended June 30, 2023 from $566,000 for the three months ended June 30, 2022. Service charges on deposit accounts increased $33,000, or 21.4%, to $187,000 for the three months ended June 30, 2023 compared to $154,000 for the three months ended June 30, 2022, primarily due to an increase in overdraft income and debit card usage. Gain on sale of loans increased $24,000 to $41,000 for the three months ended June 30, 2023 from $17,000 for the three months ended June 30, 2022, as we resumed loan sales during the quarter ended June 30, 2023. We sold $2.4 million of mortgage loans during the quarter ended June 30, 2023 compared to $980,000 of such sales during the quarter ended June 30, 2022.

Non-Interest Expense. Noninterest expense increased $1,000 and was $2.8 million for each of the three months ended June 30, 2023 and 2022. Data processing expense decreased $36,000, or 7.5%, to $443,000 for the three months ended June 30, 2023 from $479,000 for the three months ended June 30, 2022. Federal deposit insurance premiums increased $41,000 to $81,000 for the three months ended June 30, 2023 compared to $40,000 for the three months ended June 30, 2022, due to a combination of an increase in deposits and an increase in federal deposit insurance premium rates.

Income Tax Expense. We recognized income tax expense of $232,000 and $191,000 for the three months ended June 30, 2023 and 2022, respectively, resulting in effective rates of 19.7% and 22.1%. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

•
maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
•
maintaining adequate levels of liquidity;
•
selling longer-term, fixed-rate loans, subject to market conditions; and
•
continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or adjustable rates.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through a third-party net interest income ("NII") model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period and then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases gradually by up to 400 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in the interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.

The following table sets forth, at June 30, 2023, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$15,071	(3.31)%
300	15,197	(2.50)
200	15,331	(1.64)
100	15,465	(0.78)
Base	15,587	—
(100)	15,685	0.63
(200)	15,785	1.27
(300)	15,932	2.21
(400)	16,107	3.34

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at June 30, 2023, we would have experienced a 1.64% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates and a 1.27% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

Market Value of Equity

We also use a third-party model to compute amounts by which the net present value of our assets and liabilities (market value of equity or "MVE") would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 400 basis points.

The following table sets forth, at June 30, 2023, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400 bp	$62,098	$(3,738)	(5.68)%	17.71%	146
300 bp	63,939	(1,897)	(2.88)	17.61	136
200 bp	64,619	(1,217)	(1.85)	17.18	93
100 bp	64,083	(1,753)	(2.66)	16.45	20
—	65,836	—	—	16.25	—
(100) bp	59,536	(6,300)	(9.57)	14.14	(211)
(200) bp	50,739	(15,097)	(22.93)	11.67	(458)
(300) bp	39,477	(26,359)	(40.04)	8.80	(745)
(400) bp	40,143	(25,693)	(39.03)	8.69	(756)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that an June 30, 2023, we would have experienced a 1.85% decrease in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 22.93% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in NII and MVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the NII and MVE tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the NII and MVE tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on NII and MVE and will differ from actual results.

NII and MVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Topeka. The Association had remaining availability for Federal Home Loan Bank (FHLB) borrowings of approximately $40.6 million at June 30, 2023. The FHLB has sole discretion to deny additional advances. Additionally, the Association had the capacity to borrow $5.0 from a private bankers’ bank at June 30, 2023. We could significantly increase our borrowing capacity from the Federal Home Loan Bank of Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.

Our cash flows are compromised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended June 30, 2023, cash flows from operations, investing, and financing activities resulted in a net increase in cash and cash equivalents of $112,000. Net cash provided by operating activities amounted to $1.2 million, primary due to net income of $946,000. Net cash used in investing activities amount to $12.9 million, primarily due to a net increase in loans of $11.4 million and the purchase of available-for-sale investment securities of $3.8 million , partially offset by proceeds from paydowns of available-for-sale investment securities of $2.3 million. Net cash provided by financing activities amounted to $11.9 million, primarily due to a net increase in deposits of $12.3 million. For the three months ended June 30, 2022, cash flows from operations, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $11.0 million. Net cash provided by operating activities amounted to $387,000, primary due to net income of $675,000. Net cash used in investing activities amount to $13.2 million, primarily due to a net increase in loans of $17.2 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $4.2 million. Net cash provided by financing activities amounted to $1.8 million, primarily due to a net increase in proceeds from short-term borrowing of $15.0 million, offset by a decrease in deposits of $12.8 million. For further information, see the statements of cash flows contained in the consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this prospectus have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to qualitative disclosures about market risk can be found in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Management of Market Risk."

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2023 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Plains Bancshares, Inc.

Date: September 22, 2023	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer

Date: September 22, 2023	By:	/s/ Bradley M. Kool
Bradley M. Kool First Vice President and Chief Financial Officer