Form 10-Q
period 2023-09-30
Central Plains Bancshares, Inc.
filed 2023-11-13
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41844

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

As of November 13, 2023, the registrant had 4,130,815 shares of common stock, $0.01 par value per share, outstanding.

i

Explanatory Note

Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island and Subsidiary (the “Association”), into the stock form of organization, which was completed on October 19, 2023. As of September 30, 2023, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.

The conversion was completed October 19, 2023. Information included in this quarterly report subsequent to that date reflect the consolidated operations of the Company.

The unaudited financial statements should be read in conjunction with the audited financial statements, and related notes, of Home Federal Savings and Loan Association of Grand Island and Subsidiary at and for the year ended March 31, 2023 contained in the Company's prospectus dated August 14, 2023 (the "Prospectus"), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 24, 2023.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)

	As of September 30, 2023	As of March 31, 2023
Assets	(unaudited)	(audited)
Cash and due from banks	$5,620	$7,915
Interest-bearing deposits in other banks	15,765	8,648
Total cash and cash equivalents	21,385	16,563
Investment securities - Available for sale	54,654	57,842
Investment securities - Held to maturity	349	422
Loans - Net of allowance of $5,657 and $5,412, respectively	361,415	348,337
Accrued interest receivable	2,048	1,727
Federal Home Loan Bank (FHLB) stock - At cost	584	563
Premises and equipment - Net	4,040	4,104
Deferred income taxes	3,851	3,292
Mortgage servicing rights	417	434
Other assets	5,176	4,508
Total assets	$453,919	$437,792

Liabilities and Equity
Noninterest bearing deposits	$102,130	$73,248
Interest bearing deposits	304,964	317,704
Total deposits	407,094	390,952
Pension liability	2,232	2,310
Advances from borrowers for taxes and insurance	993	1,719
Accrued interest payable	1,500	668
Accounts payable, accrued expenses and other liabilities	3,618	3,477
Total liabilities	415,437	399,126
Accumulated other comprehensive loss	(6,808)	(5,107)
Retained earnings	45,290	43,773
Total equity	38,482	38,666
Total liabilities and equity	$453,919	$437,792

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans—including fees	$4,589	$3,600	$8,909	$6,822
Investment securities	399	372	787	716
FHLB stock	7	10	14	12
Federal funds sold	38	58	89	65
Total interest and dividend income	5,033	4,040	9,799	7,615
Interest expense:
Deposits	1,518	423	2,880	691
Borrowings under Federal Home Loan Bank (FHLB) advances	33	97	102	117
Total interest expense	1,551	520	2,982	808
Net interest income before provision (credit) for credit losses	3,482	3,520	6,817	6,807
Provision (credit) for credit losses	(60)	168	(92)	320
Net interest income after provision (credit) for credit losses	3,542	3,352	6,909	6,487
Noninterest income:
Servicing fees on loans	76	68	162	143
Service charges on deposit accounts	198	172	385	326
Interchange income	294	270	599	558
Gain on sale of loans	72	64	113	81
Gain from real estate owned and other repossessed assets, net	3	—	4	—
Other	38	135	65	167
Total noninterest income	681	709	1,328	1,275

Noninterest expense:
Salaries and employee benefits	1,624	1,544	3,188	3,097
Occupancy and equipment	259	258	501	496
Data processing	464	383	907	862
Federal deposit insurance premiums	67	36	148	76
Debit card processing	64	55	124	111
Advertising	90	92	158	166
Other general and administrative expenses	423	415	801	810
Total noninterest expense	2,991	2,783	5,827	5,618
Income before income tax expense	1,232	1,278	2,410	2,144
Income tax expense	259	206	491	397
Net income	$973	$1,072	$1,919	$1,747

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2023	2022
Net income	$973	$1,072
Other comprehensive (loss):
Unrealized holding losses arising during the period on available-for-sale securities	(1,513)	(1,966)
Minimum pension liability adjustment	—	20
Other comprehensive loss, before tax	(1,513)	(1,946)
Income tax benefit for other comprehensive loss	318	409
Total other comprehensive loss - net of tax	(1,195)	(1,537)
Comprehensive loss	$(222)	$(465)

	For the Six Months Ended September 30,
	2023	2022
Net income	$1,919	$1,747
Other comprehensive (loss):
Unrealized holding losses arising during the period on available-for-sale securities	(2,155)	(4,051)
Minimum pension liability adjustment	—	40
Other comprehensive loss, before tax	(2,155)	(4,011)
Income tax benefit for other comprehensive loss	454	844
Total other comprehensive loss - net of tax	(1,701)	(3,167)
Comprehensive income (loss)	$218	$(1,420)

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance—March 31, 2022	$(3,725)	$42,127	$38,402
Net income	—	675	675
Other comprehensive loss - net of tax	(1,630)	—	(1,630)
Balance—June 30, 2022	$(5,355)	$42,802	$37,447
Net income	—	1,072	1,072
Other comprehensive loss - net of tax	(1,537)	—	(1,537)
Balance—September 30, 2022	$(6,892)	$43,874	$36,982

Balance—March 31, 2023	$(5,107)	$43,773	$38,666
Adoption of ASU 326 credit losses	—	(402)	(402)
Net income	—	946	946
Other comprehensive loss—net of tax	(506)	—	(506)
Balance—June 30, 2023	$(5,613)	$44,317	$38,704
Net income	—	973	973
Other comprehensive loss—net of tax	(1,195)	—	(1,195)
Balance—September 30, 2023	$(6,808)	$45,290	$38,482

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,919	$1,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	227
Gain on sale of loans	(113)	(81)
Amortization of premium and accretion of discount on securities	99	178
Deferred income tax benefit	(559)	(1,067)
(Recovery) provision for credit losses	(92)	320
Origination of loans held for sale	(6,711)	(4,399)
Proceeds from sales of loans held for sale	6,824	4,480
Contributions to pension plan	300	300
Change in assets and liabilities:
Accrued interest receivable	(321)	(198)
Mortgage servicing rights	17	65
Other assets	(668)	603
Accrued interest payable	832	16
Accounts payable, accrued expenses and other liabilities	(186)	737
Net cash provided by operating activities	1,589	2,928
Cash flows from investing activities
Net change in loans	(12,986)	(34,847)
Purchase of investment securities available for sale	(3,799)	—
Principal paydowns from investment securities available for sale	4,734	7,321
Principal paydowns from investment securities held to maturity	73	65
Purchase of FHLB stock	(21)	(635)
Purchase of premises and equipment	(184)	(96)
Net cash used in investing activities	(12,183)	(28,192)
Cash flows from financing activities
Net change in deposits	16,142	2,591
Proceeds from short-term FHLB advances	—	11,700
Net change in advances from borrowers for taxes and insurance	(726)	(849)
Net cash provided by financing activities	15,416	13,442
Net increase (decrease) in cash and cash equivalents	4,822	(11,822)
Cash and cash equivalents—beginning of period	16,563	18,979
Cash and cash equivalents—end of period	$21,385	$7,157
Supplemental disclosures of cash flow information:
Cash paid for taxes	$400	$225
Cash paid for interest	$2,150	$792

See accompanying notes to unaudited consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF GRAND ISLAND AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(unaudited)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island and Subsidiary (the “Association”), into the stock form of organization, which was completed on October 19, 2023. As of September 30, 2023, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. As of September 30, 2023, Central Plains Bancshares, Inc. had received $35.5 million from potential investors in connection with the stock offering. These funds were held in a deposit account at the Bank. Accordingly, the unaudited financial statements, as well as other financial information at or prior to October 19, 2023, contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of Home Federal Savings and Loan Association of Grand Island and Subsidiary.

The Company completed its stock offering on October 19, 2023. The Company sold 4,130,815 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $41.3 million. Shares of the Company's common stock began trading on October 20, 2023 on the Nasdaq Capital Market under the trading symbol "CPBI."

The consolidated financial statements include the accounts of the Association and First Service Corporation, a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

Home Federal Savings and Loan Association of Grand Island d.b.a. Home Federal Bank (the “Association”) is a federally chartered mutual savings and loan association whose primary business is providing mortgage, consumer, commercial real estate, and commercial loans in the Grand Island, Nebraska area, with additional lending opportunities through the Association’s participation network of banks in Nebraska and other states, and acquiring consumer and commercial deposits to fund these investments.

All significant intercompany balances and transactions have been eliminated in consolidation.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance and related disclosures for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The Association adopted the amendments in this update on April 1, 2023, and is applying the amendments prospectively with the exception of the recognition and measurement of existing TDRs for which the entity has elected to apply a modified retrospective transition method.

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

Investment Securities—Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. The Association did not have any securities classified as trading at September 30, 2023 and March 31, 2023.

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future are stated at the amount of unpaid principal less an allowance for loan losses and any deferred fees or costs on originated loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on loans is discontinued when management believes that the borrower may be unable to make payments as scheduled, generally when a loan becomes contractually delinquent for three months or more. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received in excess of principal due. Loan origination fees and commitment fees offset by certain direct loan origination costs are deferred and recognized over the contractual life of the loan as a yield adjustment.

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

Revenue Recognition—Most of the Association’s revenue is not subject to ASC 606, Revenue from Contracts with Customers, including net interest income, fees related to loans and loan commitments, gain on derivatives, and gain on sales of loans and securities.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at September 30, 2023 and March 31, 2023:

(dollars in thousands)	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
FHLMC bonds	$25,564	$7	$(3,059)	$22,512
GNMA bonds	3,761	—	(98)	3,663
FNMA bonds	24,465	14	(3,080)	21,399
Municipal bonds	8,991	—	(1,911)	7,080
Total	$62,781	$21	$(8,148)	$54,654

Held-to-Maturity
FHLMC bonds	$95	$—	$(1)	$94
GNMA bonds	65	—	(2)	63
FNMA bonds	189	—	(3)	186
Total	$349	$—	$(6)	$343

(dollars in thousands)	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
FHLMC bonds	$25,446	$13	$(2,203)	$23,256
GNMA bonds	2,648	—	(58)	2,590
FNMA bonds	26,726	17	(2,453)	24,290
Municipal bonds	8,994	1	(1,289)	7,706
Total	$63,814	$31	$(6,003)	$57,842

Held-to-Maturity
FHLMC bonds	$116	$—	$(2)	$114
GNMA bonds	74	—	(1)	73
FNMA bonds	232	1	(4)	229
Total	$422	$1	$(7)	$416

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and March 31, 2023, are as follows:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2023	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
FHLMC bonds	$2,709	$(132)	$18,126	$(2,927)	$20,835	$(3,059)
GNMA bonds	1,380	(19)	2,283	(79)	3,663	(98)
FNMA bonds	1,461	(13)	17,340	(3,067)	18,801	(3,080)
Municipal bonds	1,582	(137)	5,197	(1,774)	6,779	(1,911)
Total	$7,132	$(301)	$42,946	$(7,847)	$50,078	$(8,148)

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
FHLMC bonds	$4,714	$(133)	16,482	(2,070)	$21,196	$(2,203)
GNMA bonds	2,576	(57)	14	(1)	2,590	(58)
FNMA bonds	4,315	(78)	17,027	(2,375)	21,342	(2,453)
Municipal bonds	—	—	5,688	(1,289)	5,688	(1,289)
Total	$11,605	$(268)	$39,211	$(5,735)	$50,816	$(6,003)

The unrealized losses at September 30, 2023 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At September 30, 2023, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities.

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

At September 30, 2023 and March 31, 2023, investment securities with amortized cost of $41,687, and $34,149, respectively, and estimated fair value of $37,030 and $31,935, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of September 30, 2023 by contractual maturity, are shown below:

(dollars in thousands)	Available for Sale
	Amortized Cost	Fair Value
Maturity
Due less than one year	$60	$59
Due after one year through five years	2,444	2,233
Due after five years through ten years	1,802	1,480
Due after ten years	4,685	3,308
Mortgage-backed securities and collateralized mortgage obligations	53,790	47,574
Total	$62,781	$54,654

The Association had no sales of available for sale investment securities for the six months ended September 30, 2023 and 2022.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

Accounting Standards Adopted in 2023

In conjunction with the adoption of ASC 326, the Association made certain loan portfolio segment reclassifications to conform to the new allowance for credit losses methodology. Loans and these related reclassifications, are summarized as follows at September 30, 2023 and March 31, 2023:

(dollars in thousands)		Post Adoption	The Effect	Pre Adoption
	September 30, 2023	March 31, 2023	of Adoption	March 31, 2023

Real Estate - Construction	$21,234	$19,301	$19,301	$—
Non-1-4 Family Construction & Land Development	—	—	(23,644)	23,644
Real Estate - Commercial	106,798	102,446	—	102,446
Real Estate - Residential	148,042	148,486	148,486	—
1-4 Family Residential	—	—	(119,610)	119,610
Multi-Family Residential	—	—	(34,296)	34,296
Commercial Non-Real Estate	30,875	30,101	—	30,101
Agriculture	20,289	18,166	18,166	—
Agriculture Real Estate	—	—	(9,245)	9,245
Agriculture Non-Real Estate	—	—	(8,921)	8,921
Consumer	23,663	19,956	19,956	—
Consumer Auto	—	—	(5,622)	5,622
Consumer Other	—	—	(14,334)	14,334
Land Development and SIDs*	16,126	15,231	15,231	—
Sanitary & Improvement Districts	—	—	(5,468)	5,468
Total Loans	367,027	353,687	—	353,687
Allowance for credit losses	(5,657)	(5,711)	(299)	(5,412)
Net deferred origination costs & fees	45	62		62
Loans—net	$361,415	$348,038	$(299)	$348,337
*SIDs = Sanitary & Improvement Districts

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of September 30, 2023 and March 31, 2023 were $74 and $76, respectively. Additionally, the Association had loans totaling $649 and $679 as of September 30, 2023 and March 31, 2023 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

Changes in the allowance for the three months and six months ended September 30, 2023 and 2022 are as follows:

(dollars in thousands)	Three Months Ended September 30, 2023
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
Real Estate - Construction	$384	$14	$—	$—	$398
Real Estate - Commercial	1,200	77	—	—	1,277
Real Estate - Residential	1,966	(134)	—	—	1,832
Commercial Non-Real Estate	1,261	19	—	18	1,298
Agricultural	246	(6)	—	—	240
Other Consumer	383	(49)	—	—	334
Land Development and SIDs	259	19	—	—	278
Total	$5,699	$(60)	$—	$18	$5,657

(dollars in thousands)	Three Months Ended September 30, 2022
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Loan Losses	Charged off	Recoveries	Balance
1-4 Family Residential	$629	$(29)	$—	$—	$600
Multi Family Residential	508	112	—	—	620
Commercial Real Estate	1,890	72	—	—	1,962
Agricultural Real Estate	213	(10)	—	—	203
Commercial Non-Real Estate	969	(39)	—	35	965
Agricultural Non-Real Estate	281	—	—	—	281
SIDS	40	10	—	—	50
Consumer Auto	63	(19)	—	—	44
Consumer Other	105	26	—	—	131
Non 1-4 Family Construction and Land Development	382	45	—	—	427
Total	$5,080	$168	$—	$35	$5,283

(dollars in thousands)	Six Months Ended September 30, 2023
	Beginning	Impact of	Provision for			Ending
	Allowance	ASC326	(Recovery of)	Loans		Allowance
	Balance	Adoption	Credit Losses	Charged off	Recoveries	Balance
Real Estate - Construction	$334	$28	$36	$—	$—	$398
Real Estate - Commercial	2,048	(904)	133	—	—	1,277
Real Estate - Residential	1,286	775	(229)	—	—	1,832
Commercial Non-Real Estate	915	450	(103)	—	36	1,298
Agricultural	484	(255)	11	—	—	240
Other Consumer	157	138	38	(1)	2	334
Land Development and SIDs	188	67	22	—	1	278
Total	$5,412	$299	$(92)	$(1)	$39	$5,657

(dollars in thousands)	Six Months Ended September 30, 2022
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Loan Losses	Charged off	Recoveries	Balance
1-4 Family Residential	$636	$(36)	$—	$—	$600
Multi Family Residential	481	139	—	—	620
Commercial Real Estate	1,845	117	—	—	1,962
Agricultural Real Estate	213	(10)	—	—	203
Commercial Non-Real Estate	930	—	—	35	965
Agricultural Non-Real Estate	281	—	—	—	281
SIDS	50	—	—	—	50
Consumer Auto	64	(20)	—	—	44
Consumer Other	71	60	—	—	131
Non 1-4 Family Construction and Land Development	357	70	—	—	427
Total	$4,928	$320	$—	$35	$5,283

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of March 31, 2023.

(dollars in thousands)	Year Ended March 31, 2023
	Individually	Collectively	Ending
	Evaluated for	Evaluated For	Allowance
Ending allowance balance attributed to loans:	Impairment	Impairment	Balance
1-4 Family Residential	$193	$493	$686
Multi Family Residential	—	670	670
Commercial Real Estate	—	2,048	2,048
Agricultural Real Estate	—	203	203
Commercial Non-Real Estate	28	887	915
Agricultural Non-Real Estate	—	281	281
SIDS	—	50	50
Consumer Auto	—	44	44
Consumer Other	—	113	113
Non 1-4 Family Construction and Land Development	—	402	402
Total	$221	$5,191	$5,412

(dollars in thousands)	Year Ended March 31, 2023
	Individually	Collectively
	Evaluated for	Evaluated For	Total
Loans:	Impairment	Impairment	Loans
1-4 Family Residential	$338	$119,272	$119,610
Multi Family Residential	—	34,296	34,296
Commercial Real Estate	483	101,963	102,446
Agricultural Real Estate	—	9,245	9,245
Commercial Non-Real Estate	29	30,072	30,101
Agricultural Non-Real Estate	—	8,921	8,921
SIDS	—	5,468	5,468
Consumer Auto	—	5,622	5,622
Consumer Other	—	14,334	14,334
Non 1-4 Family Construction and Land Development	—	23,644	23,644
Total	$850	$352,837	$353,687

The Association’s impaired loans at March 31, 2023, were as follows:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Specific	Investment in
	Balance	Balance	Allowance	Impaired Loans
With no related allowance recorded:
1–4 Family Residential	$—	$—	$—	$—
Multi-Family Residential	—	—	—	—
Commercial Real Estate	483	605	—	516
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	1	103	—	6
Agriculture Non-Real Estate	—	—	—	—
Sanitary & Improvement Districts	—	—	—	—
Consumer Auto	—	3	—	—
Consumer Other	—	—	—	—
Non 1–4 Family Construction and Land Development	—	—	—	—

With an allowance recorded:
1–4 Family Residential	338	366	193	303
Multi-family Residential	—	—	—	—
Commercial Real Estate	—	—	—	42
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	28	43	28	35
Agriculture Non-Real Estate	—	—	—	—
Consumer Auto	—	—	—	—
Consumer Other	—	—	—	2
Non 1–4 Family Construction and Land Development	—	—	—	—
Total impaired loans	$850	$1,120	$221	$904

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at September 30, 2023:

(dollars in thousands)	Real Estate	Other
Portfolio Segment
Real Estate - Construction	$—	$—
Real Estate - Commercial	449	—
Real Estate - Residential	106	—
Commercial Non-Real Estate	—	22
Agricultural	—	—
Other Consumer	—	—
Land Development and SIDs	—	—
Total impaired loans	$555	$22

Interest income recognized on impaired loans for the six months ended September 30, 2023 was not material.

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

Based on the most recent analysis performed, the risk category of loans by class and year of origination is as follows:

(dollars in thousands)	Term Loans by Origination Year				Revolving
	2023	2022	2021	Prior	Loans	Total
September 30, 2023
Real Estate - Construction
Pass	$8,260	$5,755	$5,026	$2,193	$—	$21,234
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Real Estate - Construction	$8,260	$5,755	$5,026	$2,193	$—	$21,234
Current year-to-date gross write-offs	—	—	—	—		—
Real Estate - Commercial
Pass	13,667	25,963	19,381	38,362	6,569	$103,942
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	2,856	—	2,856
Doubtful	—	—	—	—	—	—
Total Real Estate - Commercial	$13,667	$25,963	$19,381	$41,218	$6,569	$106,798
Current year-to-date gross write-offs	—	—	—	—		—
Real Estate - Residential
Pass	9,760	31,831	52,464	41,294	12,158	$147,507
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	448	—	448
Doubtful	87	—	—	—	—	87
Total Real Estate - Residential	$9,847	$31,831	$52,464	$41,742	$12,158	$148,042
Current year-to-date gross write-offs	—	—	—	—		—
Commercial - Non Real Estate
Pass	3,664	8,292	2,373	12,476	3,450	$30,255
Special Mention	—	—	—	—	—	—
Substandard	—	139	—	460	—	599
Doubtful	—	—	—	21	—	21
Total Commercial - Non Real Estate	$3,664	$8,431	$2,373	$12,957	$3,450	$30,875
Current year-to-date gross write-offs	—	—	—	—		—
Agricultural
Pass	1,320	3,539	2,731	4,477	8,222	$20,289
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total - Agricultural	$1,320	$3,539	$2,731	$4,477	$8,222	$20,289
Current year-to-date gross write-offs	—	—	—	—		—
Other Consumer
Pass	13,841	5,986	1,102	2,718	—	$23,647
Special Mention	—	—	—	—	—	—
Substandard	—	—	16	—	—	16
Doubtful	—	—	—	—	—	—
Total Other Consumer	$13,841	$5,986	$1,118	$2,718	$—	$23,663
Current year-to-date gross write-offs	—	1	—	—		1
Land Development and SIDs
Pass	442	7,033	6,648	1,803	200	$16,126
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Land Development and SIDs	$442	$7,033	$6,648	$1,803	$200	$16,126
Current year-to-date gross write-offs	—	—	—	—		—
Total loans	$51,041	$88,538	$89,741	$107,108	$30,599	$367,027

The Association’s loan classifications as of March 31, 2023, are as follows:

(dollars in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
1–4 Family Residential	$118,839	$—	$771	$—	$119,610
Multi-Family Residential	34,296	—	—	—	34,296
Commercial Real Estate	99,367	—	3,079	—	102,446
Agriculture Real Estate	9,245	—	—	—	9,245
Commercial Non-Real Estate	29,390	—	711	—	30,101
Agriculture Non-Real Estate	8,921	—	—	—	8,921
Sanitary & Improvement Districts	5,468	—	—	—	5,468
Consumer Auto	5,591	—	31	—	5,622
Consumer Other	14,334	—	—	—	14,334
Non 1–4 Family Construction & Land Development	23,644	—	—	—	23,644
Total	$349,095	$—	$4,592	$—	$353,687

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the six months ended September 30, 2023:

(dollars in thousands)	Nonaccrual		Nonaccrual with no	Nonaccrual with	Interest Income
	loans beginning	Nonaccrual loans	Allowance for Credit	Allowance for Credit	Recognized During
September 30, 2023	of period	end of period	Loss	Loss	the Period
Real Estate - Commercial	$484	$449	$449	$—	$16
Real Estate- Residential	338	106	19	87	4
Commercial Non-Real Estate	28	22	1	21	4
Other Consumer	—	—	—	—	—
Total	$850	$577	$469	$108	$24

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, by class as of March 31, 2023:

(dollars in thousands)		Loans Past
		Due 90 Days
		or More Still
March 31, 2023	Nonaccrual	Accruing
1-4 Family Residential	$338	$—
Commercial Real Estate	484	—
Commercial Non-Real Estate	28	—
Consumer Other	—	178
Total	$850	$178

The following is an aging analysis of the contractually past due loans as of September 30, 2023:

(dollars in thousands)							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total	Loans Not		or More Still
	Past Due	Past Due	Past Due	Past Due	Past Due	Total	Accruing
Real Estate - Construction	$—	$—	$—	$—	$21,234	$21,234	$—
Real Estate - Commercial	—	—	—	—	106,798	106,798	—
Real Estate - Residential	57	78	—	135	147,907	148,042	—
Commercial Non-RE	76	—	—	76	30,799	30,875	—
Agricultural	—	—	—	—	20,289	20,289	—
Other Consumer	109	465	193	767	22,896	23,663	193
Land Development and SIDs	—	—	—	—	16,126	16,126	—
Total	$242	$543	$193	$978	$366,049	$367,027	$193

The following is an aging analysis of the contractually past due loans as of March 31, 2023:

(dollars in thousands)			Greater than
	30–59 Days	60–89 Days	89 Days	Total	Loan Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
1-4 Family Residential	$585	$—	$—	$585	$119,025	$119,610
Multi Family Residential	—	—	—	—	34,296	34,296
Commercial Real Estate	—	—	—	—	102,446	102,446
Agricultural Real Estate	—	—	—	—	9,245	9,245
Commercial Non-Real Estate	—	—	28	28	30,073	30,101
Agricultural Non-Real Estate	—	—	—	—	8,921	8,921
SIDS	—	—	—	—	5,468	5,468
Consumer Auto	43	24	—	67	5,555	5,622
Consumer Other	344	—	178	522	13,812	14,334
Non 1-4 Family Construction and Land Development	—	—	—	—	23,644	23,644
Total	$972	$24	$206	$1,202	$352,485	$353,687

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of April 1, 2023, the Association adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. There were no modifications on loans to borrowers experiencing financial difficulty during the six months ended September 30, 2023. See Note 1. There were no new troubled debt restructurings during the six months ended September 30, 2022.
Note 4 - PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2023 and March 31, 2023, consist of the following:

(dollars in thousands)	September 30, 2023	March 31, 2023
Land	$828	$818
Buildings and leasehold improvements	8,980	8,855
Equipment	3,350	3,150
Automobiles	136	48
Computer software	1,031	1,031
Total cost	14,325	13,902
Less accumulated depreciation	10,285	9,798
Total premises and equipment	$4,040	$4,104

Depreciation expense included in occupancy and equipment on the consolidated statements of income totaled $121 and $107 for the three months ended September 30, 2023 and 2022, and $248 and $227 for the six months ended September 30, 2023 and 2022, respectively.

Note 5 - DEPOSITS

A summary of certificates of deposit included in interest bearing deposits in the consolidated statements of financial condition by maturity at September 30, 2023, is as follows:

(dollars in thousands)
12 Months Ending September 30,	Amount
2024	$91,062
2025	4,877
2026	2,476
2027	1,302
2028 or later	222
Total certificate accounts	$99,939

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250, was $30,578 at September 30, 2023 and $31,376 at March 31 2023, respectively. At September 30, 2023 and March 31, 2023, the Association had $8,062 in brokered deposits, which mature in November 2023.

Note 6 - Borrowings

The Association had no outstanding borrowings as of September 30, 2023 and March 31, 2023.

The Association had remaining availability for FHLB borrowings of approximately $40,877 and $40,579 at September 30, 2023 and March 31, 2023, respectively. The FHLB has sole discretion to deny additional advances. $80 of investment securities and $50,000 of loans were pledged as collateral for FHLB advances at September 30, 2023.

Additionally, the Association had the capacity to borrow $5,000 from a private bankers’ bank at September 30, 2023 and March 31, 2023.

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

As of September 30, 2023 and March 31, 2023, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since September 30, 2023, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of September 30, 2023 and March 31, 2023, are also presented in the table below:

(dollars in thousands)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$49,511	13.43%	$29,501	8.00%	$36,876	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$44,886	12.17%	$22,125	6.00%	$29,501	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$44,886	12.17%	$16,594	4.50%	$23,969	6.50%

Tier 1 Capital (to Average Assets)	$44,886	10.25%	$17,509	4.00%	$21,886	5.00%

As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$47,809	13.45%	$28,432	8.00%	$35,540	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$43,355	12.20%	$21,324	6.00%	$28,432	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$43,355	12.20%	$15,993	4.50%	$23,101	6.50%

Tier 1 Capital (to Average Assets)	$43,355	10.12%	$17,139	4.00%	$21,424	5.00%

Note 8 - MORTGAGE SERVICING

Activity for mortgage servicing rights ("MSRs") measured using the amortized cost method was as follows:

(dollars in thousands)	September 30, 2023	March 31, 2023
Mortgage servicing rights
Balance at beginning of year	$434	$563
Additions	62	33
Repayments and amortization	(79)	(162)
Balance at end of period	$417	$434

At September 30, 2023, no allowance for impairment on the Association’s MSRs was established.

At September 30, 2023 and March 31, 2023, the Association was servicing loans for others amounting to $150,923 and $149,521, respectively. These loans are not reflected in the Association’s financial statements. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Association held borrowers’ escrow balances of $1,358 and $3,211 at September 30, 2023 and March 31, 2023, respectively, which are included in interest bearing deposits.

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

At September 30, 2023 and March 31, 2023, the Association had approved outstanding loan origination commitments of $1,571 and $4,681, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at September 30, 2023 and March 31, 2023, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $41,956 and $48,938, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

Fair Value of Financial Instruments—Financial instruments are classified within the fair value hierarchy using the methodologies described above. The following disclosures include financial instruments that are not carried at fair value on the Statements of Financial Condition. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

(dollars in thousands)	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
September 30, 2023
Financial assets:
Loans, net	$361,415	$—	$—	$325,888	$325,888
Financial liabilities:
Interest-bearing deposits	$304,964	$—	$250,111	$—	$250,111

March 31, 2023
Financial assets:
Loans, net	$348,337	$—	$—	$316,169	$316,169
Financial liabilities:
Interest-bearing deposits	$317,704	$—	$272,270	$—	$272,270

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of September 30, 2023 and March 31, 2023 was $54,654 and $57,842, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of September 30, 2023 or March 31, 2023.

(dollars in thousands)	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Securities Available-for-sale
Mortgage Backed Securities	$47,574	$—	$47,574	$—
Municipal Bonds	7,080	—	7,080	—
Total	$54,654	$—	$54,654	$—
March 31, 2023
Securities Available-for-sale
Mortgage Backed Securities	$50,136	$—	$50,136	$—
Municipal Bonds	7,706	—	7,706	—
Total	$57,842	$—	$57,842	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the six months ended September 30, 2023. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and March 31, 2023:

(dollars in thousands)	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Financial Assets
Individually evaluated loans	$469	$—	$—	$469
Totals	$469	$—	$—	$469
March 31, 2023
Financial Assets
Impaired loans	$629	$—	$—	$629
Totals	$629	$—	$—	$629

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

Impaired Loans (March 31, 2023) / Individually Evaluated Loans (September 30, 2023)

Impaired/Individually evaluated loans are recorded at fair value on a nonrecurring basis. The fair value of loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired/Individually evaluated loans are evaluated on a monthly basis for additional impairment and adjusted accordingly.

The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

Note 11 -accumulated other comprehensive loss

The components of accumulated other comprehensive loss for the three and six months ended September 30, 2023 and 2022 are as follows:

(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2023
Balance at beginning of period	$(5,224)	$(389)	$(5,613)
Other comprehensive income (loss)	(1,195)	—	(1,195)
Balance at end of period	$(6,419)	$(389)	$(6,808)

Three Months Ended September 30, 2022
Balance at beginning of period	$(3,681)	$(1,674)	$(5,355)
Other comprehensive income (loss)	(1,555)	18	(1,537)
Balance at end of period	$(5,236)	$(1,656)	$(6,892)

(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
Six Months Ended September 30, 2023
Balance at beginning of period	$(4,718)	$(389)	$(5,107)
Other comprehensive income (loss)	(1,701)	—	(1,701)
Balance at end of period	$(6,419)	$(389)	$(6,808)

Six Months Ended September 30, 2022
Balance at beginning of period	$(2,033)	$(1,692)	$(3,725)
Other comprehensive income (loss)	(3,203)	36	(3,167)
Balance at end of period	$(5,236)	$(1,656)	$(6,892)

The following table summarizes the significant amounts reclassified out of each component of AOCI for three and six months ended September 30, 2023 and 2022:

(dollars in thousands)	Three Months Ended September 30,
	2023	2022
	Amount Reclassified from AOCI
Details about AOCI Components
Unrealized gains and losses on available-for-sale securities	$(1,513)	$(1,966)	Debt Securities gains (losses), net
	318	411	Income tax (expense) benefit
	$(1,195)	$(1,555)	Net income (loss)

Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$20	Salaries and employee benefits
	—	(2)	Income tax (expense) benefit
	$—	$18	Net income (loss)

Total reclassification for the period	$(1,195)	$(1,537)	Net income (loss)

(dollars in thousands)	Six Months Ended September 30,
	2023	2022
	Amount Reclassified from AOCI
Details about AOCI Components
Unrealized gains and losses on available-for-sale securities	$(2,155)	$(4,051)	Debt Securities gains (losses), net
	454	848	Income tax (expense) benefit
	$(1,701)	$(3,203)	Net income (loss)

Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$40	Salaries and employee benefits
	—	(4)	Income tax (expense) benefit
	$—	$36	Net income (loss)

Total reclassification for the period	$(1,701)	$(3,167)	Net income (loss)

Note 12 -LEASES

The Association leases office space under operating leases that expire at various dates through October 2030.

Rent expense, which is included in occupancy expenses on the consolidated statements of income, was $37 and $37 for the six months ended September 30, 2023 and 2022, respectively.

The following table shows the future undiscounted lease payments required under the leases described above as of September 30, 2023:

12 Months Ending September 30,	Operating Leases
2024	$76
2025	55
2026	50
2027	38
2028	37
Thereafter	112
Total undiscounted lease payments	$368
Less: Imputed interest	(34)
Net lease liability	$334

Note 13 - PLAN OF CONVERSION

Plan of Conversion and Change in Corporate Form

On June 6, 2023, the Board of Directors of the Association adopted a plan of conversion (the “Plan”). The Plan has been conditionally approved by the Federal Reserve Board and the Office of the Comptroller of the Currency (the "OCC") and is subject to the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Association at a special meeting. The Plan sets forth that the Association proposes to convert into a stock savings association structure with the establishment of a stock holding company (Central Plains Bancshares, Inc.), as parent of the Association. The Association will convert to the stock form of ownership, followed by the issuance of all of the Association’s outstanding stock to Central Plains Bancshares, Inc. Pursuant to the Plan, the Association will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Association’s Board of Directors will adopt an employee stock ownership plan (“ESOP”), which will subscribe for up to 8% of the common stock sold in the offering.

Central Plains Bancshares, Inc. has been organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Association upon completion of the conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities, and equity unchanged as a result. Costs of $928,000 have been paid and deferred as of September 30, 2023.

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

Note 14 - SUBSEQUENT EVENTS

Management evaluated subsequent events through November 13, 2023, the date the unaudited consolidated financial statements were issued. Except for the completion of the Plan of Conversion as discussed in Note 1, management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2023 and March 31, 2023 and for the three and six months ended September 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The Jumpstart Our Business Startups ("JOBS") Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. See Note 1, "Basis of Presentation" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates the reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy. Other than the adoption of ASC 326, there have been no significant changes to the Association's critical accounting policies since March 31, 2023.

Comparison of Financial Condition at September 30, 2023 and March 31, 2023

Total Assets. Total assets increased $16.1 million, or 3.7%, to $453.9 million at September 30, 2023 from $437.8 million at March 31, 2023. The increase was primarily due to a $13.1 million, or 3.8%, increase in net loans and a $4.8 million, or 29.1%, increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.8 million, or 29.1%, to $21.4 million at September 30, 2023 from $16.6 million at March 31, 2023. This increase was primarily due to loan and investment repayments, and additional deposits. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Investment Securities Available for Sale. Securities available-for-sale decreased $3.2 million, or 5.5%, to $54.7 million at September 30, 2023 from $57.8 million at March 31, 2023. We purchased $3.8 million in securities, received principal payments of $4.7 million, had net premium amortization and discount accretion of $99,000 and had an increase in the unrealized loss on the securities portfolio of $2.2 million during the six-month period ended September 30, 2023.

Gross Loans. Gross loans held for investment increased $13.3 million, or 3.8%, to $367.0 million at September 30, 2023 from $353.7 million at March 31, 2023. We experienced increases in all loan categories except for one-to-four family residential real estate loans. The largest increase was in commercial real estate loans, which increased $4.4 million, or 4.2%, to $106.8 million from $102.4 at March 31, 2023.

Total Deposits. Total deposits increased $16.1 million, or 4.1%, to $407.1 million at September 30, 2023 from $391.0 million at March 31, 2023. Noninterest-bearing deposits increased $28.9 million, or 39.4%, to $102.1 million at September 30, 2023 from $73.2 million at March 31, 2023, as we believe that new customers opened deposit accounts following the announcement and in anticipation of our proposed mutual-to-stock conversion. Time certificates of deposit increased $14.3 million, or 16.7%, to $99.9 million at September 30, 2023 from $85.6 million at March 31, 2023, as we believe that long-term customers have sought higher-yield deposits as a result of recent increases in market interest rates. We also had brokered deposits of $8.1 million at September 30, 2023 and at March 31, 2023 that are included in the $99.9 million at September 30, 2023 and $85.6 million at March 31, 2023.

Borrowings. We had no borrowings at September 30, 2023 or March 31, 2023. We have had limited borrowings in recent periods, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations, although we will utilize FHLB advances as needed to support increased loan funding.

Total Equity. Total equity decreased $184,000, or 0.5% to $38.5 million at September 30, 2023 from $38.7 million at March 31, 2023. Net income of $1.9 million for the six months ended September 30, 2023 was offset by an increase in accumulated other comprehensive loss related to unrealized losses on securities available-for-sale of $1.7 million for the six months ended September 30, 2023, as well as a reduction in equity of $402,000 resulting from increasing our allowance for credit losses in connection with our adopting the CECL accounting methodology effective April 1, 2023.

Average Balance Sheets and Related Yields and Rates

The following table sets forth average annualized balance sheets, average yields and costs, and certain other information at the date and for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan fees are included in interest income on loans and are not material.

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$357,868	$4,589	5.13%	$325,457	$3,600	4.42%
Mortgage-backed securities	50,161	354	2.82%	62,140	327	2.10%
Investment securities (1)	7,506	45	2.40%	8,155	45	2.21%
Interest-bearing deposits and other	3,488	45	5.16%	5,574	68	4.88%
Total interest-earning assets	419,023	5,033	4.80%	401,325	4,040	4.03%
Non-interest-earning assets	18,028			14,641
Total assets	$437,051			$415,966

Interest-bearing liabilities:
Savings accounts	$46,309	27	0.23%	$54,390	10	0.07%
Money market accounts	23,176	91	1.57%	29,309	96	1.31%
NOW accounts	147,037	530	1.44%	160,658	151	0.38%
Certificates of deposit	81,542	788	3.87%	29,617	112	1.51%
Individual retirement accounts	15,580	82	2.11%	15,712	54	1.37%
Total interest-bearing deposits	313,644	1,518	1.94%	289,686	423	0.58%
Borrowings	2,353	33	5.61%	8,346	97	4.65%
Total interest-bearing liabilities	315,997	1,551	1.96%	298,032	520	0.70%
Other non-interest-bearing liabilities	82,060			79,412
Total liabilities	398,057			377,444
Total equity	38,994			38,522
Total liabilities and total equity	$437,051			$415,966
Net interest income		$3,482			$3,520
Net interest rate spread (2)			2.84%			3.33%
Net interest-earning assets (3)	$103,026			$103,293
Net interest margin (4)			3.32%			3.51%
Average interest-earning assets to interest-bearing liabilities	132.60%			134.66%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$355,286	$8,909	5.02%	$325,951	$6,822	4.19%
Mortgage-backed securities	51,249	694	2.71%	60,989	626	2.05%
Investment securities (1)	7,506	93	2.48%	8,136	90	2.21%
Interest-bearing deposits and other	3,999	103	5.15%	6,989	77	2.20%
Total interest-earning assets	418,040	9,799	4.69%	402,065	7,615	3.79%
Non-interest-earning assets	17,808			14,099
Total assets	$435,848			$416,164

Interest-bearing liabilities:
Savings accounts	$46,323	54	0.23%	$54,098	18	0.07%
Money market accounts	22,961	180	1.57%	30,476	116	0.76%
NOW accounts	141,716	1,060	1.50%	160,304	266	0.33%
Certificates of deposit	77,701	1,426	3.67%	29,878	188	1.26%
Individual retirement accounts	15,449	160	2.07%	15,734	103	1.31%
Total interest-bearing deposits	304,150	2,880	1.89%	290,490	691	0.48%
Borrowings	3,798	102	5.37%	11,625	117	2.01%
Total interest-bearing liabilities	307,948	2,982	1.94%	302,115	808	0.53%
Other non-interest-bearing liabilities	89,022			76,346
Total liabilities	396,970			378,461
Total equity	38,878			37,703
Total liabilities and total equity	$435,848			$416,164
Net interest income		$6,817			$6,807
Net interest rate spread (2)			2.75%			3.25%
Net interest-earning assets (3)	$110,092			$99,950
Net interest margin (4)			3.26%			3.39%
Average interest-earning assets to interest-bearing liabilities	135.75%			133.08%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

General. Net income decreased $99,000, or 9.2%, to $973,000 for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022. This decrease was due primarily to an increase of $208,000 in noninterest expense, a decrease of $28,000 in noninterest income and an increase of $53,000 in income tax expense, partially offset by an increase in net interest income of $190,000.

Interest Income. Interest income increased $993,000, or 24.6%, to $5.0 million for the three months ended September 30, 2023 from $4.0 million for the three months ended September 30, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income.

Interest income on loans increased $989,000, or 27.5%, to $4.6 million for the three months ended September 30, 2023 from $3.6 million for the three months ended September 30, 2022. The average balance of loans increased $32.4 million, or 10.0%, to $357.9 million for the three months ended September 30, 2023 from $325.5 million for the three months ended September 30, 2022. The increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 71 basis points to 5.13% for the three months ended September 30, 2023 from 4.42% for the three months ended September 30, 2022. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $27,000, or 7.3%, to $399,000 for the three months ended September 30, 2023 from $372,000 for the three months ended September 30, 2022, due to a 65 basis point increase in the average yield from 2.12% for the three months ended September 30, 2022 to 2.77% for the three months ended September 30, 2023. The increase was offset by a $12.6 million decrease in the average balance of securities to $57.7 million for the three months ended September 30, 2023 from $70.3 million for the three months ended September 30, 2022. This decrease in the average balance of securities is attributed to paydowns received and unrealized losses over the period.

Interest Expense. Interest expense increased $1.0 million, or 198.3%, to $1.6 million for the three months ended September 30, 2023 compared to $520,000 for the three months ended September 30, 2022, due primarily to an increase in the average balance of and higher costs of interest-bearing liabilities.

Interest expense on deposits increased $1.1 million, or 258.9%, to $1.5 million for the three months ended September 30, 2023 compared to $423,000 for the three months ended September 30, 2022. The increase was due to a 136 basis point increase in the average cost of deposits to 1.94% for the three months ended September 30, 2023 from 0.58% for the three months ended September 30, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $51.9 million to $81.5 million for the three months ended September 30, 2023 from $29.6 million for the three months ended September 30, 2022.

Interest expense on FHLB borrowings decreased $64,000, or 66.0%, to $33,000 for the three months ended September 30, 2023 compared to $97,000 for the three months ended September 30, 2022. The decrease was due to a decrease in the average balance of borrowings of $5.9 million, or 71.8%, to $2.4 million for the three months ended September 30, 2023 compared to $8.3 million for the three months ended September 30, 2022.

Net Interest Income. Net interest income was $3.5 million for each of the three months ended September 30, 2023 and 2022, as a result of our interest income and interest expense increasing by similar amounts. Our interest rate spread decreased 49 basis points to 2.84% for the three months ended September 30, 2023, compared to 3.33% for the three months ended September 30, 2022, and our net interest margin decreased 19 basis points to 3.32% for the three months ended September 30, 2023 compared to 3.51% for the three months ended September 30, 2022.

Provision for Credit Losses. Effective April 1, 2023, we adopted the CECL accounting methodology. As a result, we now determine periodic estimates of lifetime expected credit losses on loans and unfunded commitments and recognize the expected credit losses as allowances for credit losses. Previously, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that were both probable and reasonably estimable at the date of the consolidated financial statements.

We recorded a reduction of allowance for credit losses of $60,000 for the three months ended September 30, 2023 compared to a provision for loan losses of $168,000 for the three months ended September 30, 2022. We had recoveries of $18,000 during the three months ended September 30, 2023, and recoveries of $35,000 during the three months ended September 30, 2022.

Non-Interest Income. Noninterest income decreased $28,000, or 3.9%, to $681,000 for the three months ended September 30, 2023 from $709,000 for the three months ended September 30, 2022. Service charges on deposit accounts increased $26,000, or 15.1%, to $198,000 for the three months ended September 30, 2023 compared to $172,000 for the three months ended September 30, 2022, primarily due to an increase in overdraft income and debit card usage. Interchange income increased $24,000, or 8.9%, to $294,000 for the three months ended September 30, 2023 compared to $270,000 for the three months ended September 30, 2022. Other income decreased $97,000, or 71.9%, to $38,000 for the three months ended September 30, 2023 compared to $135,000 for the three months ended September 30, 2022.

Non-Interest Expense. Noninterest expense increased $208,000, or 7.5% to $3.0 million for the three months ended September 30, 2023 from $2.8 million for the three months ended September 30, 2022. Data processing expense increased $81,000, or 21.1%, to $464,000 for the three months ended September 30, 2023 from $383,000 for the three months ended September 30, 2022. Federal deposit insurance premiums increased $31,000, or 86.1%, to $67,000 for the three months ended June 30, 2023 from $36,000 for the three months ended September 30, 2022, due to a combination of an increase in deposits and an increase in federal deposit insurance premium rates.

Income Tax Expense. We recognized income tax expense of $259,000 and $206,000 for the three months ended September 30, 2023 and 2022, respectively, resulting in effective rates of 21.0% and 16.1%. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits.

Comparison of Operating Results for the Six Months Ended September 30, 2023 and September 30, 2022

General. Net income increased $172,000, or 9.8%, to $1.9 million for the six months ended September 30, 2023, compared to $1.7 million for the six months ended September 30, 2022. This increase was due primarily to an increase of $422,000 in net interest income and an increase of $53,000 in noninterest income, partially offset by an increase of $209,000 in noninterest expense and $94,000 in income tax expense.

Interest Income. Interest income increased $2.2 million, or 28.7%, to $9.8 million for the six months ended September 30, 2023 from $7.6 million for the six months ended September 30, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income.

Interest income on loans increased $2.1 million, or 30.6%, to $8.9 million for the six months ended September 30, 2023 from $6.8 million for the six months ended September 30, 2022. The average balance of loans increased $29.3 million, or 9.0%, to $355.3 million for the six months ended September 30, 2023 from $326.0 million for the six months ended September 30, 2022. The increase is due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 83 basis points to 5.02% for the six months ended September 30, 2023 from 4.19% for the six months ended September 30, 2022. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $71,000, or 9.9%, to $787,000 for the six months ended September 30, 2023 from $716,000 for the six months ended September 30, 2022, due to a 61 basis point increase in the average yield from 2.07% for the six months ended September 30, 2022 to 2.68% for the six months ended September 30, 2023. The increase was offset by a $10.3 million decrease in the average balance of securities to $58.8 million for the six months ended September 30, 2023 from $69.1 million for the six months ended September 30, 2022. This decrease in the average balance of securities is attributed to paydowns received and unrealized losses over the period.

Interest Expense. Interest expense increased $2.2 million, or 269.1%, to $3.0 million for the six months ended September 30, 2023 compared to $808,000 for the six months ended September 30, 2022, due primarily to an increase in the average balance of and higher costs of interest-bearing liabilities.

Interest expense on deposits increased $2.2 million, or 316.8%, to $2.9 million for the six months ended September 30, 2023 compared to $691,000 for the six months ended September 30, 2022. The increase was due to a 141 basis point increase in the average cost of deposits to 1.89% for the six months ended September 30, 2023 from 0.48% for the six months ended September 30, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $47.8 million to $77.7 million for the six months ended September 30, 2023 from $29.9 million for the six months ended September 30, 2022.

Interest expense on FHLB borrowings decreased $15,000, or 12.8%, to $102,000 for the six months ended September 30, 2023 compared to $117,000 for the six months ended September 30, 2022. The decrease was due to a decrease in the average balance of borrowings of $7.8 million, or 67.3%, to $3.8 million for the six months ended September 30, 2023 compared to $11.6 million for six months ended September 30, 2022.

Net Interest Income. Net interest income was $6.8 million for each of the six months ended September 30, 2023 and 2022, as a result of our interest income and interest expense increasing by similar amounts. Our interest rate spread decreased 50 basis points to 2.75% for the six months ended September 30, 2023, compared to 3.25% for the six months ended September 30, 2022, and our net interest margin decreased 13 basis points to 3.26% for the six months ended September 30, 2023 compared to 3.39% for the six months ended September 30, 2022.

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

We recorded a reduction of allowance for credit losses of $92,000 for the six months ended September 30, 2023 compared to a provision for loan losses of $320,000 for the six months ended September 30, 2022. In addition, we recognized a reduction in beginning retained earnings of $402,000 related to an increase in our allowance for credit losses in connection with our adoption of CECL. Our allowance for credit losses was $5.7 million at September 30, 2023 compared to an allowance for loan losses of $5.4 million at March 31, 2023 and $5.3 million at September 30, 2022. The ratio of our allowance for credit/loan losses to total loans was 1.54% at September 30, 2023 compared to 1.53% at March 31, 2023 and 1.55% at September 30, 2022.

We had charge-offs of less than $1,000 and recoveries of $39,000 during the six months ended September 30, 2023, compared to charge-offs of less than $1,000 and recoveries of $35,000 during the six months ended September 30, 2022.

To the best of our knowledge, we have recorded all lifetime expected credit losses on loans and unfunded commitments at September 30, 2023. However, future changes could result in material increases in our provision for credit losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

Non-Interest Income. Noninterest income increased $53,000, or 4.2%, and was $1.3 million for each of the six months ended September 30, 2023 and 2022. Service charges on deposit accounts increased $59,000, or 18.1%, to $385,000 for the six months ended September 30, 2023 compared to $326,000 for the six months ended September 30, 2022, primarily due to increases in overdraft income and debit card usage. Other income decreased $102,000, or 61.1%, to $65,000 for the six months ended September 30, 2023 compared to $167,000 for the six months ended September 30, 2022. Gain on sale of loans increased $32,000, or 39.5%, to $113,000 for the six months ended September 30, 2023 from $81,000 for the six months ended September 30, 2022.

Non-Interest Expense. Noninterest expense increased $209,000, or 3.7%, to $5.8 million for the six months ended September 30, 2023 from $5.6 million for the six months ended September 30, 2022. Salaries and employee benefits increased $91,000, or 2.9%, to $3.2 million for the six months ended September 30, 2023 from $3.1 million for the six months ended September 30, 2022. Data processing expense increased $45,000, or 5.2%, to $907,000 for the six months ended September 30, 2023 from $862,000 for the six months ended September 30, 2022. Federal deposit insurance premiums increased $72,000, or 94.7%, to $148,000 for the six months ended September 30, 2023 from $76,000 for the six months ended September 30, 2022, due to a combination of an increase in deposits and an increase in federal deposit insurance premium rates.

Income Tax Expense. Income tax expense increased $94,000, or 23.7%, to $491,000 for the six months ended September 30, 2023 from $397,000 for the six months ended September 30, 2022. The effective tax rate for the six months ended September 30, 2023 and 2022 were 20.4% and 18.5%, respectively. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through a third-party net interest income ("NII") model. NII is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our NII would be for a one-year period and then calculate what the NII would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases gradually by up to 400 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in the interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.

The following table sets forth, at September 30, 2023, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$15,186	(1.97)%
300	15,258	(1.50)
200	15,339	(0.98)
100	15,418	(0.47)
Base	15,491	—
(100)	15,505	0.09
(200)	15,539	0.31
(300)	15,587	0.62
(400)	15,687	1.27

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at September 30, 2023, we would have experienced a 0.98% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates and a 0.31% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at September 30, 2023, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$64,025	$(9,509)	(12.93)%	18.02%	(4)
300	66,816	(6,718)	(9.14)	18.19	13
200	68,737	(4,797)	(6.52)	18.10	4
100	69,452	(4,082)	(5.55)	17.69	(37)
Base	73,534	—	—	18.06	—
(100)	67,863	(5,671)	(7.71)	16.08	(198)
(200)	61,232	(12,302)	(16.73)	14.07	(399)
(300)	52,480	(21,054)	(28.63)	11.70	(636)
(400)	41,453	(32,081)	(43.63)	8.97	(909)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at September 30, 2023, we would have experienced a 6.52% decrease in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 16.73% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $40.9 million at September 30, 2023. The FHLB has sole discretion to deny additional advances. Additionally, the Association had the capacity to borrow $5.0 from a private bankers’ bank at September 30, 2023. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended September 30, 2023, cash flows from operations, investing, and financing activities resulted in a net increase in cash and cash equivalents of $4.8 million. Net cash provided by operating activities amounted to $1.6 million, primarily due to net income of $1.9 million. Net cash used in investing activities amounted to $12.2 million, primarily due to a net increase in loans of $13.0 million and the purchase of available-for-sale investment securities of $3.8 million , partially offset by proceeds from paydowns of available-for-sale investment securities of $4.7 million. Net cash provided by financing activities amounted to $15.4 million, primarily due to a net increase in deposits of $16.1 million. For the six months ended September 30, 2022, cash flows from operations, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $11.8 million. Net cash provided by operating activities amounted to $2.9 million, primarily due to net income of $1.7 million. Net cash used in investing activities amount to $28.2 million, primarily due to a net increase in loans of $34.8 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $7.3 million. Net cash provided by financing activities amounted to $13.4 million, primarily due to a net increase in proceeds from short-term FHLB advances of $11.7 million and an increase in deposits of $2.6 million. For further information, see the statements of cash flows contained in the consolidated financial statements in Part 1, Item 1 of this Quarterly Report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Quarterly Report have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2023 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

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

Central Plains Bancshares, Inc.

Date: November 13, 2023	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2023	By:	/s/ Bradley M. Kool
Bradley M. Kool First Vice President and Chief Financial Officer