Form 10-Q
period 2023-12-31
Central Plains Bancshares, Inc.
filed 2024-02-13
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41844

Central Plains Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	93-2239246
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 South Locust Street Grand Island, NE	68801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (308) 382-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPBI	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2024, the registrant had 4,130,815 shares of common stock, $0.01 par value per share, outstanding.

i

Explanatory Note

Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island (the “Association”), upon conversion into the stock form of organization, which was completed on October 19, 2023. Accordingly, the unaudited financial statements, as well as other financial information at or prior to October 19, 2023, contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of Home Federal Savings and Loan Association of Grand Island and Subsidiary.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)

	As of December 31, 2023	As of March 31, 2023
Assets:	(unaudited)
Cash and due from banks	$7,190	$7,915
Interest-bearing deposits in other banks	4,501	8,648
Total cash and cash equivalents	11,691	16,563
Investment securities - available for sale	57,316	57,842
Investment securities - held to maturity	327	422
Loans - net of allowance of $5,867 and $5,412, respectively	370,205	348,337
Accrued interest receivable	2,135	1,727
Federal Home Loan Bank (FHLB) stock - at cost	584	563
Premises and equipment, net	4,260	4,104
Deferred income taxes	3,269	3,292
Mortgage servicing rights	424	434
Other assets	4,097	4,508
Total assets	$454,308	$437,792
Liabilities:
Noninterest bearing deposits	$82,376	$73,248
Interest bearing deposits	285,068	317,704
Total deposits	367,444	390,952
Pension liability	2,193	2,310
Advances from borrowers for taxes and insurance	1,483	1,719
Accrued interest payable	1,541	668
Accounts payable, accrued expenses and other liabilities	3,853	3,477
Total liabilities	376,514	399,126
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,130,815 shares issued and outstanding)	41	—
Additional paid-in capital	39,317	—
Retained earnings	46,227	43,773
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(3,173)	—
Accumulated other comprehensive loss	(4,618)	(5,107)
Total stockholders' equity	77,794	38,666
Total liabilities and stockholders' equity	$454,308	$437,792

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Interest and dividend income:
Loans—including fees	$4,892	$3,876	$13,801	$10,698
Investment securities	442	342	1,229	1,058
FHLB stock	7	13	21	25
Federal funds sold	101	6	190	71
Total interest and dividend income	5,442	4,237	15,241	11,852
Interest expense:
Deposits	1,692	709	4,572	1,400
Borrowings under Federal Home Loan Bank (FHLB) advances	2	152	104	269
Total interest expense	1,694	861	4,676	1,669
Net interest income before provision for credit losses	3,748	3,376	10,565	10,183
Provision for credit losses	191	2,522	99	2,842
Net interest income after provision for credit losses	3,557	854	10,466	7,341
Noninterest income:
Servicing fees on loans	66	55	228	198
Service charges on deposit accounts	194	164	579	490
Interchange income	286	279	885	837
Gain on sale of loans	60	9	173	90
Gain from real estate owned and other repossessed assets, net	—	—	4	—
Other	284	57	349	224
Total noninterest income	890	564	2,218	1,839

Noninterest expense:
Salaries and employee benefits	1,903	1,381	5,091	4,478
Occupancy and equipment	251	276	752	772
Data processing	459	451	1,366	1,313
Federal deposit insurance premiums	63	43	211	119
Debit card processing	66	57	190	168
Advertising	80	96	238	262
Other general and administrative expenses	470	430	1,271	1,240
Total noninterest expense	3,292	2,734	9,119	8,352
Income (loss) before income tax expense	1,155	(1,316)	3,565	828
Income tax expense (benefit)	218	(260)	709	137
Net income (loss)	$937	$(1,056)	$2,856	$691
Basic and diluted earnings per share	$0.31	n/a	n/a	n/a
Weighted average shares outstanding	3,057,992	n/a	n/a	n/a

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended December 31,
	2023	2022
Net income (loss)	$937	$(1,056)
Other comprehensive income (loss):
Unrealized holding gains arising during the period on available-for-sale securities	2,772	251
Minimum pension liability adjustment	—	19
Other comprehensive income, before tax	2,772	270
Income tax expense for other comprehensive income	(582)	(58)
Total other comprehensive income, net of tax	2,190	212
Comprehensive income (loss)	$3,127	$(844)

	For the Nine Months Ended December 31,
	2023	2022
Net income	$2,856	$691
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	617	(3,800)
Minimum pension liability adjustment	—	59
Other comprehensive income (loss), before tax	617	(3,741)
Income tax (expense) benefit for other comprehensive income (loss)	(128)	786
Total other comprehensive income (loss) - net of tax	489	(2,955)
Comprehensive income (loss)	$3,345	$(2,264)

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	For the three months ended December 31, 2022
Balance—September 30, 2022	—	$—	$—	$43,874	$(6,892)	$—	$36,982
Net loss	—	—	—	(1,056)	—	—	(1,056)
Other comprehensive income - net of tax	—	—	—	—	212	—	212
Balance—December 31, 2022	—	$—	$—	$42,818	$(6,680)	$—	$36,138

	For the three months ended December 31, 2023
Balance—September 30, 2023	—	$—	$—	$45,290	$(6,808)	$—	$38,482
Net income	—	—	—	937	—	—	937
Proceeds of stock offering and issuance of common shares (net of issuance costs of $1.9 million)	4,130,815	41	39,323	—	—	—	39,364
Purchase of common shares by the ESOP (330,465 shares)	—	—	—	—	—	(3,305)	(3,305)
ESOP shares committed to be released	—	—	(6)	—	—	132	126
Other comprehensive income - net of tax	—	—	—	—	2,190	—	2,190
Balance—December 31, 2023	4,130,815	$41	$39,317	$46,227	$(4,618)	$(3,173)	$77,794

See accompanying notes to unaudited consolidated financial statements.

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	For the nine months ended December 31, 2022
Balance—March 31, 2022	—	$—	$—	$42,127	$(3,725)	$—	$38,402
Net income	—	—	—	691	—	—	691
Other comprehensive loss - net of tax	—	—	—	—	(2,955)	—	(2,955)
Balance—December 31, 2022	—	$—	$—	$42,818	$(6,680)	$—	$36,138

	For the nine months ended December 31, 2023
Balance—March 31, 2023	—	$—	$—	$43,773	$(5,107)	$—	$38,666
Net income	—	—	—	2,856	—	—	2,856
Adoption of ASU 326 credit losses	—	—	—	(402)	—	—	(402)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $1.9 million)	4,130,815	41	39,323	—	—	—	39,364
Purchase of common shares by the ESOP (330,465 shares)	—	—	—	—	—	(3,305)	(3,305)
ESOP shares committed to be released	—	—	(6)	—	—	132	126
Other comprehensive income - net of tax	—	—	—	—	489	—	489
Balance—December 31, 2023	4,130,815	$41	$39,317	$46,227	$(4,618)	$(3,173)	$77,794

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$2,856	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377	352
Gain on sale of loans	(173)	(90)
Amortization of premium and accretion of discount on securities	131	245
Deferred income tax benefit	(106)	(785)
Provision for credit losses	99	2,842
Origination of loans held for sale	(10,584)	(4,975)
Proceeds from sales of loans held for sale	10,757	5,065
Contributions to pension plan	450	450
Change in assets and liabilities:
Accrued interest receivable	(408)	(319)
ESOP expense	126	—
Mortgage servicing rights	10	105
Other assets	411	291
Accrued interest payable	873	152
Accounts payable, accrued expenses and other liabilities	(593)	(696)
Net cash provided by operating activities	4,226	3,328
Cash flows from investing activities
Net change in loans	(21,967)	(40,055)
Purchase of investment securities available for sale	(6,030)	—
Principal paydowns from investment securities available for sale	7,043	9,730
Principal paydowns from investment securities held to maturity	95	93
Purchase of FHLB stock	(21)	(394)
Purchase of premises and equipment	(533)	(185)
Net cash used in investing activities	(21,413)	(30,811)
Cash flows from financing activities
Net change in deposits	(23,508)	1,837
Net change in advances from borrowers for taxes and insurance	(236)	(247)
Proceeds from short-term FHLB advances	—	14,508
Proceeds from issuance of common stock, net of costs	39,364	—
Loan to ESOP	(3,305)	—
Net cash provided by financing activities	12,315	16,098
Net decrease in cash and cash equivalents	(4,872)	(11,385)
Cash and cash equivalents—beginning of period	16,563	18,979
Cash and cash equivalents—end of period	$11,691	$7,594
Supplemental disclosures of cash flow information:
Cash paid for taxes	$500	$225
Cash paid for interest	$3,803	$1,517

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island (the “Association”), upon conversion into the stock form of organization, which was completed on October 19, 2023. Accordingly, the unaudited financial statements, as well as other financial information at or prior to October 19, 2023, contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of Home Federal Savings and Loan Association of Grand Island and Subsidiary.

The Company completed its stock offering on October 19, 2023. The Company sold 4,130,815 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $41.3 million. Shares of the Company's common stock began trading on October 20, 2023 on the Nasdaq Capital Market under the trading symbol "CPBI."

The consolidated financial statements include the accounts of the Company and the Association, a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

The Association is a federally chartered stock savings and loan association whose primary business is providing mortgage, consumer, commercial real estate, and commercial loans in the Grand Island, Nebraska area, with additional lending opportunities through the Association’s participation network of banks in Nebraska and other states, and acquiring consumer and commercial deposits to fund these investments.

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

Employee Stock Ownership Plan—The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Association reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce the ESOP's debt and accrued interest.

Earnings per Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.

Accounting Developments—In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL. ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaced the previous existing impairment models, which generally required that a loss be incurred before it is recognized.

The Company adopted ASC 326 and all related subsequent amendments thereto effective on April 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment for the adoption of CECL resulted in an increase in the allowance for credit losses on loans of $299, which is presented as a reduction to net loans outstanding, and the establishment of an allowance for credit losses on unfunded loan commitments of $210, which is recorded within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company recorded a net decrease to retained earnings of $402, as of April 1, 2023, for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after April 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance and related disclosures for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The Company adopted the amendments in this update on April 1, 2023, and is applying the amendments prospectively with the exception of the recognition and measurement of existing TDRs for which the entity has elected to apply a modified retrospective transition method.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of the expected credit losses on the loans held for investment, unfunded loan commitments, held to maturity securities, and available-for-sale debt securities portfolios.

Allowance for Credit Losses on Loans—The ACL is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms adjusted for expected prepayments. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Determination of the ACL is inherently subjective in nature since it requires significant estimates and management judgment, and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company's direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Company has identified seven portfolio segments and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are real estate – construction, real estate – commercial, real estate – residential, commercial, agriculture, other consumer and land development/sanitary improvement districts (SIDS). The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for Company-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company's loss history and credit risk within our portfolio.

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions. These internal and external qualitative and credit market factors used include the following:

•
The nature and volume of the Company’s financial assets;
•
The existence, growth, and effect of any concentration of credit;
•
The volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets;
•
The value of the underlying collateral for loans that are non-collateral-dependent;
•
The Company’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries;

•
The quality of the Company’s credit review function;
•
The experience, ability, and depth of the Company’s lending, investment, collection, and other relevant management and staff;
•
The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters; and
•
Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets.

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

The Company’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known. Accrued interest receivable on loans is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.

Allowance for Credit Losses on Unfunded Loan Commitments—The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The ACL related to off-balance sheet credit exposures, which is recorded within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition, is estimated at each balance sheet date under the CECL model, and is adjusted as determined necessary through the provision for credit losses on the consolidated statement of income. The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Securities Available-for-Sale—For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis. If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the income statement. If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities available-for sale for potential impairment, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value. The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The amount of the impairment related to other factors is recognized in other comprehensive income (loss).

Allowance for Credit Losses on Held-to Maturity Securities—The allowance for credit losses on held-to-maturity debt securities is estimated using the CECL methodology. Any expected credit loss is provided through the ACL on held-to-maturity securities and is deducted from the amortized cost basis of the security so that the balance sheet reflects the net amount the Company expects to collect. Nearly all the Company's held-to-maturity debt securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, there is a zero-credit loss expectation on these securities.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, federal funds sold, demand deposits at other financial institutions, and short-term investments with maturities of three months or less when purchased.

Investment Securities—Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. The Association did not have any securities classified as trading at December 31, 2023 or March 31, 2023.

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

Premises and Equipment—Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed based on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 15 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs incurred for maintenance and repairs are expensed as incurred. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

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

Interest Rate Risk—The Association is engaged principally in originating and investing in first mortgage loans, consumer loans to individuals, agricultural loans and commercial loans to businesses primarily in Grand Island, Nebraska. These loans are funded primarily with short-term liabilities that have interest rates that vary with market rates over time. The earnings of the Association are exposed to interest rate risk largely because of the mismatch between the repricing intervals of its assets and liabilities.

To reduce interest rate risk, the Association has employed the strategy of selling a majority of the single family fixed-rate home loans the Association originates into the secondary market. The Association holds any adjustable-rate single family home loans in their portfolio. In addition, the commercial loans the Association originates and maintains in its portfolio are either tied to some variant of Wall Street Journal Prime (WSJP) and adjust as WSJP adjusts or they contain shorter term call dates (typically three or five years) when amortized over longer periods of time. The consumer portfolio has three-to-five-year amortized terms which mitigate long term interest rate exposure in this portfolio.

Income Taxes—The Company and its subsidiary file consolidated income tax returns. Income taxes are accounted for using an asset and liability method. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the currently enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. If needed, a valuation allowance is recorded to reduce deferred tax assets to the amount expected to be realized. The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The Company recognizes both interest and penalties (if applicable) as a component of income tax expense.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at December 31, 2023 and March 31, 2023:

(dollars in thousands)	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
FHLMC bonds	$24,609	$45	$(1,976)	$22,678
GNMA bonds	3,595	1	(45)	3,551
FNMA bonds	25,837	163	(2,205)	23,795
Municipal bonds	8,630	—	(1,338)	7,292
Total	$62,671	$209	$(5,564)	$57,316

Held-to-Maturity
FHLMC bonds	$89	$—	$(1)	$88
GNMA bonds	61	—	(1)	60
FNMA bonds	177	—	(1)	176
Total	$327	$—	$(3)	$324

(dollars in thousands)	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
FHLMC bonds	$25,446	$13	$(2,203)	$23,256
GNMA bonds	2,648	—	(58)	2,590
FNMA bonds	26,726	17	(2,453)	24,290
Municipal bonds	8,994	1	(1,289)	7,706
Total	$63,814	$31	$(6,003)	$57,842

Held-to-Maturity
FHLMC bonds	$116	$—	$(2)	$114
GNMA bonds	74	—	(1)	73
FNMA bonds	232	1	(4)	229
Total	$422	$1	$(7)	$416

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and March 31, 2023, are as follows:

(dollars in thousands)	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
FHLMC bonds	$2,263	$(15)	$17,002	$(1,961)	$19,265	$(1,976)
GNMA bonds	1,325	(20)	1,977	(25)	3,302	(45)
FNMA bonds	200	(1)	16,602	(2,204)	16,802	(2,205)
Municipal bonds	904	(90)	5,662	(1,248)	6,566	(1,338)
Total	$4,692	$(126)	$41,243	$(5,438)	$45,935	$(5,564)

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
FHLMC bonds	$4,714	$(133)	$16,482	$(2,070)	$21,196	$(2,203)
GNMA bonds	2,576	(57)	14	(1)	2,590	(58)
FNMA bonds	4,315	(78)	17,027	(2,375)	21,342	(2,453)
Municipal bonds	—	—	5,688	(1,289)	5,688	(1,289)
Total	$11,605	$(268)	$39,211	$(5,735)	$50,816	$(6,003)

The unrealized losses at December 31, 2023 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At December 31, 2023, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities.

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

At December 31, 2023 and March 31, 2023, investment securities with amortized cost of $42,089, and $34,149, respectively, and estimated fair value of $38,843 and $31,935, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of December 31, 2023 by contractual maturity, are shown below:

(dollars in thousands)	Available for Sale
	Amortized Cost	Fair Value
Maturity
Due less than one year	$—	$—
Due after one year through five years	2,284	2,114
Due after five years through ten years	2,357	2,020
Due after ten years	3,989	3,158
Mortgage-backed securities and collateralized mortgage obligations	54,041	50,024
Total	$62,671	$57,316

The Association had no sales of available for sale investment securities for the nine months ended December 31, 2023 or 2022.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

Accounting Standards Adopted in 2023

In conjunction with the adoption of ASC 326, the Company made certain loan portfolio segment reclassifications to conform to the new allowance for credit losses methodology. Loans and these related reclassifications, are summarized as follows at December 31, 2023 and March 31, 2023:

(dollars in thousands)		Post Adoption	The Effect	Pre Adoption
	December 31, 2023	March 31, 2023	of Adoption	March 31, 2023

Real Estate - Construction	$9,972	$19,301	$19,301	$—
Non-1-4 Family Construction & Land Development	—	—	(23,644)	23,644
Real Estate - Commercial	123,754	102,446	—	102,446
Real Estate - Residential	151,215	148,486	148,486	—
1-4 Family Residential	—	—	(119,610)	119,610
Multi-Family Residential	—	—	(34,296)	34,296
Commercial Non-Real Estate	34,068	30,101	—	30,101
Agriculture	18,353	18,166	18,166	—
Agriculture Real Estate	—	—	(9,245)	9,245
Agriculture Non-Real Estate	—	—	(8,921)	8,921
Other Consumer	22,508	19,956	19,956	—
Consumer Auto	—	—	(5,622)	5,622
Consumer Other	—	—	(14,334)	14,334
Land Development and SIDs*	16,178	15,231	15,231	—
Sanitary & Improvement Districts	—	—	(5,468)	5,468
Total Loans	376,048	353,687	—	353,687
Allowance for credit losses	(5,867)	(5,711)	(299)	(5,412)
Net deferred origination costs & fees	24	62	—	62
Loans—net	$370,205	$348,038	$(299)	$348,337
*SIDs = Sanitary & Improvement Districts

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of December 31, 2023 and March 31, 2023 were $73 and $76, respectively. Additionally, the Association had loans totaling $618 and $679 as of December 31, 2023 and March 31, 2023 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

Changes in the allowance for the three and nine months ended December 31, 2023 and 2022 are as follows:

(dollars in thousands)	Three Months Ended December 31, 2023
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
Real Estate - Construction	$398	$(201)	$—	$—	$197
Real Estate - Commercial	1,277	1,028	—	—	2,305
Real Estate - Residential	1,832	(13)	—	—	1,819
Commercial Non-Real Estate	1,298	(558)	—	19	759
Agricultural	240	(29)	—	—	211
Other Consumer	334	26	—	—	360
Land Development and SIDs	278	(62)	—	—	216
Total	$5,657	$191	$—	$19	$5,867

(dollars in thousands)	Three Months Ended December 31, 2022
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Loan Losses	Charged off	Recoveries	Balance
1-4 Family Residential	$600	$11	$—	$—	$611
Multi Family Residential	620	50	—	—	670
Commercial Real Estate	1,962	85	—	—	2,047
Agricultural Real Estate	203	—	—	—	203
Commercial Non-Real Estate	965	2,426	(2,448)	20	963
Agricultural Non-Real Estate	281	—	—	—	281
SIDS	50	—	—	—	50
Consumer Auto	44	—	—	—	44
Consumer Other	131	—	—	—	131
Non 1-4 Family Construction and Land Development	427	(50)	—	—	377
Total	$5,283	$2,522	$(2,448)	$20	$5,377

(dollars in thousands)	Nine Months Ended December 31, 2023
	Beginning	Impact of	Provision for			Ending
	Allowance	ASC326	(Recovery of)	Loans		Allowance
	Balance	Adoption	Credit Losses	Charged off	Recoveries	Balance
Real Estate - Construction	$334	$28	$(165)	$—	$—	$197
Real Estate - Commercial	2,048	(904)	1,161	—	—	2,305
Real Estate - Residential	1,286	775	(242)	—	—	1,819
Commercial Non-Real Estate	915	450	(661)	—	55	759
Agricultural	484	(255)	(18)	—	—	211
Other Consumer	157	138	64	(1)	2	360
Land Development and SIDs	188	67	(40)	—	1	216
Total	$5,412	$299	$99	$(1)	$58	$5,867

(dollars in thousands)	Nine Months Ended December 31, 2022
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Loan Losses	Charged off	Recoveries	Balance
1-4 Family Residential	$636	$(25)	$—	$—	$611
Multi Family Residential	481	189	—	—	670
Commercial Real Estate	1,845	202	—	—	2,047
Agricultural Real Estate	213	(10)	—	—	203
Commercial Non-Real Estate	930	2,426	(2,448)	55	963
Agricultural Non-Real Estate	281	—	—	—	281
SIDS	50	—	—	—	50
Consumer Auto	64	(20)	—	—	44
Consumer Other	71	60	—	—	131
Non 1-4 Family Construction and Land Development	357	20	—	—	377
Total	$4,928	$2,842	$(2,448)	$55	$5,377

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of March 31, 2023.

(dollars in thousands)	Year Ended March 31, 2023
	Individually	Collectively	Ending
	Evaluated for	Evaluated For	Allowance
Ending allowance balance attributed to loans:	Impairment	Impairment	Balance
1-4 Family Residential	$193	$493	$686
Multi Family Residential	—	670	670
Commercial Real Estate	—	2,048	2,048
Agricultural Real Estate	—	203	203
Commercial Non-Real Estate	28	887	915
Agricultural Non-Real Estate	—	281	281
SIDS	—	50	50
Consumer Auto	—	44	44
Consumer Other	—	113	113
Non 1-4 Family Construction and Land Development	—	402	402
Total	$221	$5,191	$5,412

(dollars in thousands)	Year Ended March 31, 2023
	Individually	Collectively
	Evaluated for	Evaluated For	Total
Loans:	Impairment	Impairment	Loans
1-4 Family Residential	$338	$119,272	$119,610
Multi Family Residential	—	34,296	34,296
Commercial Real Estate	483	101,963	102,446
Agricultural Real Estate	—	9,245	9,245
Commercial Non-Real Estate	29	30,072	30,101
Agricultural Non-Real Estate	—	8,921	8,921
SIDS	—	5,468	5,468
Consumer Auto	—	5,622	5,622
Consumer Other	—	14,334	14,334
Non 1-4 Family Construction and Land Development	—	23,644	23,644
Total	$850	$352,837	$353,687

The Association’s impaired loans at March 31, 2023, were as follows:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Specific	Investment in
	Balance	Balance	Allowance	Impaired Loans
With no related allowance recorded:
1–4 Family Residential	$—	$—	$—	$—
Multi-Family Residential	—	—	—	—
Commercial Real Estate	483	605	—	516
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	1	103	—	6
Agriculture Non-Real Estate	—	—	—	—
Sanitary & Improvement Districts	—	—	—	—
Consumer Auto	—	3	—	—
Consumer Other	—	—	—	—
Non 1–4 Family Construction and Land Development	—	—	—	—

With an allowance recorded:
1–4 Family Residential	338	366	193	303
Multi-family Residential	—	—	—	—
Commercial Real Estate	—	—	—	42
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	28	43	28	35
Agriculture Non-Real Estate	—	—	—	—
Consumer Auto	—	—	—	—
Consumer Other	—	—	—	2
Non 1–4 Family Construction and Land Development	—	—	—	—
Total impaired loans	$850	$1,120	$221	$904

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at December 31, 2023:

(dollars in thousands)	Real Estate	Other
Portfolio Segment
Real Estate - Construction	$—	$—
Real Estate - Commercial	431	—
Real Estate - Residential	101	—
Commercial Non-Real Estate	—	19
Agricultural	—	—
Other Consumer	—	6
Land Development and SIDs	—	—
Total	$532	$25

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

Based on the most recent analysis performed, the risk category of loans by class and year of origination is as follows:

(dollars in thousands)	Term Loans by Origination Year				Revolving
	2023	2022	2021	Prior	Loans	Total
At December 31, 2023
Real Estate - Construction
Pass	$6,129	$2,011	$—	$1,832	$—	$9,972
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Real Estate - Construction	$6,129	$2,011	$—	$1,832	$—	$9,972
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Commercial
Pass	22,598	29,857	24,390	37,740	6,364	$120,949
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	2,805	—	2,805
Doubtful	—	—	—	—	—	—
Total Real Estate - Commercial	$22,598	$29,857	$24,390	$40,545	$6,364	$123,754
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Residential
Pass	16,011	31,469	51,976	39,842	11,455	$150,753
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	378	—	378
Doubtful	84	—	—	—	—	84
Total Real Estate - Residential	$16,095	$31,469	$51,976	$40,220	$11,455	$151,215
Current year-to-date gross write-offs	—	—	—	—	—	—
Commercial - Non Real Estate
Pass	7,153	8,009	2,243	11,685	4,378	$33,468
Special Mention	—	—	—	—	—	—
Substandard	—	136	—	445	—	581
Doubtful	—	—	—	19	—	19
Total Commercial - Non Real Estate	$7,153	$8,145	$2,243	$12,149	$4,378	$34,068
Current year-to-date gross write-offs	—	—	—	—	—	—
Agricultural
Pass	1,313	3,708	2,647	4,158	6,527	$18,353
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total - Agricultural	$1,313	$3,708	$2,647	$4,158	$6,527	$18,353
Current year-to-date gross write-offs	—	—	—	—	—	—
Other Consumer
Pass	13,462	5,436	940	2,617	—	$22,455
Special Mention	—	—	—	—	—	—
Substandard	6	5	42	—	—	53
Doubtful	—	—	—	—	—	—
Total Other Consumer	$13,468	$5,441	$982	$2,617	$—	$22,508
Current year-to-date gross write-offs	—	1	—	—	—	1
Land Development and SIDs
Pass	854	7,448	6,209	1,467	200	$16,178
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Land Development and SIDs	$854	$7,448	$6,209	$1,467	$200	$16,178
Current year-to-date gross write-offs	—	—	—	—	—	—
Total loans	$67,610	$88,079	$88,447	$102,988	$28,924	$376,048

The Association’s loan classifications as of March 31, 2023, are as follows:

(dollars in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
1–4 Family Residential	$118,839	$—	$771	$—	$119,610
Multi-Family Residential	34,296	—	—	—	34,296
Commercial Real Estate	99,367	—	3,079	—	102,446
Agriculture Real Estate	9,245	—	—	—	9,245
Commercial Non-Real Estate	29,390	—	711	—	30,101
Agriculture Non-Real Estate	8,921	—	—	—	8,921
Sanitary & Improvement Districts	5,468	—	—	—	5,468
Consumer Auto	5,591	—	31	—	5,622
Consumer Other	14,334	—	—	—	14,334
Non 1–4 Family Construction & Land Development	23,644	—	—	—	23,644
Total	$349,095	$—	$4,592	$—	$353,687

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the nine months ended December 31, 2023:

(dollars in thousands)	Nonaccrual		Nonaccrual with no	Nonaccrual with	Interest Income
	loans beginning	Nonaccrual loans	Allowance for Credit	Allowance for Credit	Recognized During
December 31, 2023	of period	end of period	Loss	Loss	the Period
Real Estate - Commercial	$483	$431	$431	$—	$26
Real Estate- Residential	338	101	17	84	5
Commercial Non-Real Estate	29	19	—	19	6
Other Consumer	—	6	—	6	—
Total	$850	$557	$448	$109	$37

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, by class as of March 31, 2023:

(dollars in thousands)		Loans Past
		Due 90 Days
		or More Still
March 31, 2023	Nonaccrual	Accruing
1-4 Family Residential	$338	$—
Commercial Real Estate	483	—
Commercial Non-Real Estate	29	—
Consumer Other	—	178
Total	$850	$178

The following is an aging analysis of the contractually past due loans as of December 31, 2023:

(dollars in thousands)							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
Real Estate - Construction	$—	$—	$—	$—	$9,972	$9,972	$—
Real Estate - Commercial	—	—	—	—	123,754	123,754	—
Real Estate - Residential	238	30	—	268	150,947	151,215	—
Commercial Non-RE	—	—	—	—	34,068	34,068	—
Agricultural	—	—	—	—	18,353	18,353	—
Other Consumer	52	458	176	686	21,822	22,508	176
Land Development and SIDs	—	—	—	—	16,178	16,178	—
Total	$290	$488	$176	$954	$375,094	$376,048	$176

The following is an aging analysis of the contractually past due loans as of March 31, 2023:

(dollars in thousands)			Greater than
	30–59 Days	60–89 Days	89 Days	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
1-4 Family Residential	$585	$—	$—	$585	$119,025	$119,610
Multi Family Residential	—	—	—	—	34,296	34,296
Commercial Real Estate	—	—	—	—	102,446	102,446
Agricultural Real Estate	—	—	—	—	9,245	9,245
Commercial Non-Real Estate	—	—	28	28	30,073	30,101
Agricultural Non-Real Estate	—	—	—	—	8,921	8,921
SIDS	—	—	—	—	5,468	5,468
Consumer Auto	43	24	—	67	5,555	5,622
Consumer Other	344	—	178	522	13,812	14,334
Non 1-4 Family Construction and Land Development	—	—	—	—	23,644	23,644
Total	$972	$24	$206	$1,202	$352,485	$353,687

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of April 1, 2023, the Association adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. There were no modifications on loans to borrowers experiencing financial difficulty during the nine months ended December 31, 2023. See Note 1. There were no new troubled debt restructurings during the nine months ended December 31, 2022.

Note 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2023 and March 31, 2023, consist of the following:

(dollars in thousands)	December 31, 2023	March 31, 2023
Land	$838	$818
Buildings and leasehold improvements	9,294	8,855
Equipment	3,370	3,150
Automobiles	136	48
Computer software	1,036	1,031
Total cost	14,674	13,902
Less accumulated depreciation	10,414	9,798
Total premises and equipment	$4,260	$4,104

Depreciation expense included in occupancy and equipment on the consolidated statements of income totaled $129 and $125 for the three months ended December 31, 2023 and 2022, and $377 and $352 for the nine months ended December 31, 2023 and 2022, respectively.

Note 5 - DEPOSITS

A summary of certificates of deposit included in interest bearing deposits in the consolidated statements of financial condition by maturity at December 31, 2023, is as follows:

(dollars in thousands)
12 Months Ending December 31,	Amount
2024	$98,285
2025	4,485
2026	2,270
2027	993
2028 or later	283
Total certificate accounts	$106,316

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250, was $33,324 at December 31, 2023 and $31,376 at March 31, 2023, respectively. At March 31, 2023, the Company had $8,062 in brokered deposits. The Company had no brokered deposits at December 31, 2023.

Note 6 - Borrowings

The Company had no outstanding borrowings as of December 31, 2023 and March 31, 2023.

The Company had remaining availability for FHLB borrowings of approximately $40,873 and $40,579 at December 31, 2023 and March 31, 2023, respectively. The FHLB has sole discretion to deny additional advances. $80 of investment securities and $50,000 of loans were pledged as collateral for FHLB advances at December 31, 2023.

Additionally, the Company had the capacity to borrow $5,000 from a private bankers’ bank at December 31, 2023 and March 31, 2023.

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

As of December 31, 2023 and March 31, 2023, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2023, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of December 31, 2023 and March 31, 2023, are also presented in the table below:

(dollars in thousands)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$66,949	17.98%	$29,782	8.00%	$37,228	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$62,278	16.73%	$22,337	6.00%	$29,782	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$62,278	16.73%	$16,753	4.50%	$24,198	6.50%

Tier 1 Capital (to Average Assets)	$62,278	13.77%	$18,091	4.00%	$22,614	5.00%

As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$47,809	13.45%	$28,432	8.00%	$35,540	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$43,355	12.20%	$21,324	6.00%	$28,432	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$43,355	12.20%	$15,993	4.50%	$23,101	6.50%

Tier 1 Capital (to Average Assets)	$43,355	10.12%	$17,139	4.00%	$21,424	5.00%

Note 8 - MORTGAGE SERVICING

Activity for mortgage servicing rights ("MSRs") measured using the amortized cost method was as follows:

(dollars in thousands)	As of December 31, 2023	As of March 31, 2023
Mortgage servicing rights
Balance at beginning of year	$434	$563
Additions	103	33
Repayments and amortization	(113)	(162)
Balance at end of period	$424	$434

At December 31, 2023, no allowance for impairment on the Association’s MSRs was established.

At December 31, 2023 and March 31, 2023, the Association was servicing loans for others amounting to $152,759 and $149,521, respectively. These loans are not reflected in the Association’s financial statements. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Association held borrowers’ escrow balances of $2,570 and $3,211 at December 31, 2023 and March 31, 2023, respectively, which are included in interest bearing deposits.

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

At December 31, 2023 and March 31, 2023, the Association had approved outstanding loan origination commitments of $183 and $4,681, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at December 31, 2023 and March 31, 2023, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $45,258 and $48,938, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

(dollars in thousands)	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
December 31, 2023
Financial assets:
Loans, net	$370,205	$—	$—	$335,909	$335,909
Financial liabilities:
Interest-bearing deposits	$285,068	$—	$259,477	$—	$259,477

March 31, 2023
Financial assets:
Loans, net	$348,337	$—	$—	$316,169	$316,169
Financial liabilities:
Interest-bearing deposits	$317,704	$—	$272,270	$—	$272,270

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of December 31, 2023 and March 31, 2023 was $57,316 and $57,842, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of December 31, 2023 or March 31, 2023.

(dollars in thousands)	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Securities Available-for-sale
Mortgage Backed Securities	$50,024	$—	$50,024	$—
Municipal Bonds	7,292	—	7,292	—
Total	$57,316	$—	$57,316	$—
March 31, 2023
Securities Available-for-sale
Mortgage Backed Securities	$50,136	$—	$50,136	$—
Municipal Bonds	7,706	—	7,706	—
Total	$57,842	$—	$57,842	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the nine months ended December 31, 2023. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and March 31, 2023:

(dollars in thousands)	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets
Individually evaluated loans	$448	$—	$—	$448
Total	$448	$—	$—	$448
March 31, 2023
Financial Assets
Impaired loans	$629	$—	$—	$629
Total	$629	$—	$—	$629

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

Impaired Loans (March 31, 2023) / Individually Evaluated Loans (December 31, 2023)

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

The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

Note 11 -accumulated other comprehensive loss

The components of accumulated other comprehensive loss for the three and nine months ended December 31, 2023 and 2022 are as follows:

(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
Three Months Ended December 31, 2023
Balance at beginning of period	$(6,419)	$(389)	$(6,808)
Other comprehensive income	2,190	—	2,190
Balance at end of period	$(4,229)	$(389)	$(4,618)

Three Months Ended December 31, 2022
Balance at beginning of period	$(5,236)	$(1,656)	$(6,892)
Other comprehensive income	197	15	212
Balance at end of period	$(5,039)	$(1,641)	$(6,680)

(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
Nine Months Ended December 31, 2023
Balance at beginning of period	$(4,718)	$(389)	$(5,107)
Other comprehensive income	489	—	489
Balance at end of period	$(4,229)	$(389)	$(4,618)

Nine Months Ended December 31, 2022
Balance at beginning of period	$(2,033)	$(1,692)	$(3,725)
Other comprehensive (loss) income	(3,006)	51	(2,955)
Balance at end of period	$(5,039)	$(1,641)	$(6,680)

The following table summarizes the significant amounts reclassified out of each component of AOCI for three and nine months ended December 31, 2023 and 2022:

(dollars in thousands)	Three Months Ended December 31,
	2023	2022
	Amount Reclassified from AOCI
Details about AOCI Components
Unrealized gains and losses on available-for-sale securities	$2,772	$251	Debt Securities gains, net
	(582)	(54)	Income tax expense
	$2,190	$197	Net income

Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$19	Salaries and employee benefits
	—	(4)	Income tax expense
	$—	$15	Net income

Total reclassification for the period	$2,190	$212	Net income

(dollars in thousands)	Nine Months Ended December 31,
	2023	2022
	Amount Reclassified from AOCI
Details about AOCI Components
Unrealized gains and losses on available-for-sale securities	$617	$(3,800)	Debt Securities gains (losses), net
	(128)	794	Income tax (expense) benefit
	$489	$(3,006)	Net income (loss)

Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$59	Salaries and employee benefits
	—	(8)	Income tax expense
	$—	$51	Net income

Total reclassification for the period	$489	$(2,955)	Net income (loss)

Note 12 -LEASES

The Association leases office space under operating leases that expire at various dates through October 2030.

Rent expense, which is included in occupancy expenses on the consolidated statements of income, was $57 and $57 for the nine months ended December 31, 2023 and 2022, respectively.

The following table shows the future undiscounted lease payments required under the leases described above as of December 31, 2023:

12 Months Ending December 31,	Operating Leases
2024	$71
2025	54
2026	46
2027	37
2028	37
Thereafter	103
Total undiscounted lease payments	$348
Less: Imputed interest	(29)
Net lease liability	$319

Note 13 - EARNINGS PER SHARE

Basic EPS represents income available to common stockholders divided by weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that should then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributed to common stockholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the three and nine months ended December 31, 2023, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. EPS data is not applicable for three and nine months ended December 31, 2022 as the Company had no shares outstanding.

(income in thousands)	Three Months Ended
December 31, 2023

Net income applicable to common shares	$937

Average number of common shares outstanding	3,322,612
Less: Average unallocated ESOP shares	264,620
Average number of common shares outstanding used to calculate basic earnings per common share	3,057,992
Earnings per common share basic and diluted	$0.31

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. The Company did not present earnings per share for the nine months ended December 31, 2023 because the year-to-date weighted average computation, as a result of the conversion during the period, would present a figure that would not aid investors in understanding the Company's financial results.

Note 14 - ESOP

Employees participate in an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed funds from the Company to purchase 330,465 shares of stock at $10 per share. The Association makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants receive the shares at the end of employment.

Each December, the Association makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. In December 2023, the Association made a discretionary contribution of $303,000 to the Company for payment on the loan. Expense recorded was $126,000 during the first nine months of 2023, and is recognized over the service period.

Shares held by the ESOP were as follows:

(dollars in thousands)	As of December 31,
2023

Shares committed for allocation	13,218
Unallocated	317,247
Total ESOP shares	330,465
Less: Average unallocated ESOP shares
Fair value of unearned shares at December 31, 2023	$3,236

Note 15 - SUBSEQUENT EVENTS

Management evaluated subsequent events through February 13, 2024, the date the unaudited consolidated financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2023 and March 31, 2023 and for the three and nine months ended December 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2023 and March 31, 2023

Total Assets. Total assets increased $16.5 million, or 3.8%, to $454.3 million at December 31, 2023 from $437.8 million at March 31, 2023. The increase was primarily due to a $22.3 million, or 6.3%, increase in gross loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.9 million, or 29.4%, to $11.7 million at December 31, 2023 from $16.6 million at March 31, 2023. This decrease was primarily due to an increase in loan funding and a decrease in interest bearing deposits in other banks, partially offset by cash received in connection with the initial public offering of the Company's common stock. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Investment Securities Available for Sale. Securities available-for-sale decreased $526,000, or 0.9%, to $57.3 million at December 31, 2023 from $57.8 million at March 31, 2023. We purchased $6.0 million in securities, received principal payments of $7.0 million, had net premium amortization and discount accretion of $131,000 and had an increase in the unrealized gain on the securities portfolio of $617,000 during the nine-month period ended December 31, 2023.

Gross Loans. Gross loans held for investment increased $22.3 million, or 6.3%, to $376.1 million at December 31, 2023 from $353.7 million at March 31, 2023. We experienced increases in all loan categories except for construction real estate loans. The largest increase was in commercial real estate loans, which increased $21.4 million, or 20.8%, to $123.8 million from $102.4 at March 31, 2023.

Total Deposits. Total deposits decreased $23.6 million, or 6.0%, to $367.4 million at December 31, 2023 from $391.0 million at March 31, 2023. This decrease was the result of customers using cash to purchase shares in our conversion.

Noninterest-bearing deposits increased $9.1 million, or 12.5%, to $82.4 million at December 31, 2023 from $73.2 million at March 31, 2023. Time certificates of deposit increased $22.1 million, or 28.8%, to $107.7 million at December 31, 2023 from $85.6 million at March 31, 2023, as we believe that long-term customers have sought higher-yield deposits as a result of recent increases in market interest rates. We also had brokered deposits of $8.1 million at March 31, 2023 that are included in the $85.6 million total.

Borrowings. We had no borrowings at December 31, 2023 or March 31, 2023. We have had limited borrowings in recent periods, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations, although we will utilize FHLB advances as needed to support increased loan funding.

Stockholders' Equity. Stockholders' equity increased $39.1 million, or 101.2% to $77.8 million at December 31, 2023 from $38.7 million at March 31, 2023. This increase is the result of the net proceeds of the stock offering, less unallocated shares of the ESOP. Net income of $2.9 million and other comprehensive income of $489,000 for the nine months ended December 31, 2023, was offset by a reduction in equity of $402,000 resulting from increasing our allowance for credit losses in connection with our adopting the CECL accounting methodology effective April 1, 2023.

Average Balance Sheets and Related Yields and Rates

The following tables set forth average annualized balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan fees are included in interest income on loans and are not material.

	For the Three Months Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$367,941	$4,892	5.32%	$341,703	$3,876	4.54%
Mortgage-backed securities	48,970	397	3.24%	53,075	297	2.24%
Investment securities (1)	7,213	45	2.50%	8,036	45	2.24%
Interest-bearing deposits and other	7,409	108	5.83%	1,068	19	7.12%
Total interest-earning assets	431,533	5,442	5.04%	403,882	4,237	4.20%
Non-interest-earning assets	18,898			14,574
Total assets	$450,431			$418,456

Interest-bearing liabilities:
Savings accounts	$42,485	$53	0.50%	$51,132	$17	0.13%
Money market accounts	21,594	140	2.59%	25,782	73	1.13%
NOW accounts	134,427	401	1.19%	158,411	281	0.71%
Certificates of deposit	88,134	907	4.12%	42,717	243	2.28%
Individual retirement accounts	16,084	191	4.75%	15,544	95	2.44%
Total interest-bearing deposits	302,724	1,692	2.24%	293,586	709	0.97%
Borrowings	158	2	5.06%	15,946	152	3.81%
Total interest-bearing liabilities	302,882	1,694	2.24%	309,532	861	1.11%
Other non-interest-bearing liabilities	102,603			73,016
Total liabilities	405,485			382,548
Total equity	44,946			35,908
Total liabilities and total equity	$450,431			$418,456
Net interest income		$3,748			$3,376
Net interest rate spread (2)			2.81%			3.08%
Net interest-earning assets (3)	$128,651			$94,350
Net interest margin (4)			3.47%			3.34%
Average interest-earning assets to interest-bearing liabilities	142.48%			130.48%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$359,515	$13,801	5.12%	$331,219	$10,698	4.31%
Mortgage-backed securities	49,958	1,091	2.91%	58,311	923	2.11%
Investment securities (1)	7,937	138	2.32%	8,136	135	2.21%
Interest-bearing deposits and other	5,137	211	5.48%	5,009	96	2.55%
Total interest-earning assets	422,547	15,241	4.81%	402,675	11,852	3.92%
Non-interest-earning assets	18,170			14,257
Total assets	$440,717			$416,932

Interest-bearing liabilities:
Savings accounts	$45,040	$107	0.32%	$53,106	$35	0.09%
Money market accounts	21,742	320	1.96%	25,975	189	0.97%
NOW accounts	125,685	1,461	1.55%	164,572	547	0.44%
Certificates of deposit	81,017	2,333	3.84%	34,187	431	1.68%
Individual retirement accounts	15,832	351	2.96%	15,653	198	1.69%
Total interest-bearing deposits	289,316	4,572	2.11%	293,493	1,400	0.64%
Borrowings	2,580	104	5.37%	13,079	269	2.74%
Total interest-bearing liabilities	291,896	4,676	2.14%	306,572	1,669	0.73%
Other non-interest-bearing liabilities	107,893			73,257
Total liabilities	399,789			379,829
Total equity	40,928			37,103
Total liabilities and total equity	$440,717			$416,932
Net interest income		$10,565			$10,183
Net interest rate spread (2)			2.67%			3.20%
Net interest-earning assets (3)	$130,651			$96,103
Net interest margin (4)			3.33%			3.37%
Average interest-earning assets to interest-bearing liabilities	144.76%			131.35%

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

Comparison of Operating Results for the Three Months Ended December 31, 2023 and December 31, 2022

General. Net income increased $2.0 million, or 188.7%, to $937,000 for the three months ended December 31, 2023, compared to a net loss of $1.1 million for the three months ended December 31, 2022. This increase was due primarily to an increase of $2.3 million in provision for credit losses for the three months ended December 31, 2022. The Association recorded a significant provision for credit losses as we recognized a charge-off of $2.4 million on a commercial and industrial loan during 2022.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 28.4%, to $5.4 million for the three months ended December 31, 2023 from $4.2 million for the three months ended December 31, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates.

Interest income on loans increased $1.0 million, or 26.2%, to $4.9 million for the three months ended December 31, 2023 from $3.9 million for the three months ended December 31, 2022. The average balance of loans increased $26.2 million, or 7.7%, to $367.9 million for the three months ended December 31, 2023 from $341.7 million for the three months ended December 31, 2022. The increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 78 basis points to 5.32% for the three months ended December 31, 2023 from 4.54% for the three months ended December 31, 2022. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $100,000, or 29.2%, to $442,000 for the three months ended December 31, 2023 from $342,000 for the three months ended December 31, 2022, due to a 91 basis point increase in the average yield from 2.24% for the three months ended December 31, 2022 to 3.15% for the three months ended December 31, 2023. The increase was offset by a $4.9 million decrease in the average balance of securities to $56.2 million for the three months ended December 31, 2023 from $61.1 million for the three months ended December 31, 2022. This decrease in the average balance of securities is attributed to paydowns received over the period.

Interest Expense. Interest expense increased $833,000, or 96.7%, to $1.7 million for the three months ended December 31, 2023 compared to $861,000 for the three months ended December 31, 2022, due to increases in the average balance of and higher costs of interest-bearing liabilities.

Interest expense on deposits increased $983,000, or 138.6%, to $1.7 million for the three months ended December 31, 2023 compared to $709,000 for the three months ended December 31, 2022. The increase was due to a 127 basis point increase in the average cost of deposits to 2.24% for the three months ended December 31, 2023 from 0.97% for the three months ended December 31, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $45.4 million to $88.1 million for the three months ended December 31, 2023 from $42.7 million for the three months ended December 31, 2022.

Interest expense on FHLB borrowings decreased $150,000, or 98.7%, to $2,000 for the three months ended December 31, 2023 compared to $152,000 for the three months ended December 31, 2022. The decrease was due to a decrease in the average balance of borrowings of $15.7 million, or 99.0%, to $158,000 for the three months ended December 31, 2023 compared to $15.9 million for the three months ended December 31, 2022, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations.

Net Interest Income. Net interest income less provision for credit losses increased $2.7 million, or 316.5%, to $3.6 million for the three months ended December 31, 2023 compared to $854,000 for the three months ended December 31, 2022.

Our interest rate spread decreased 28 basis points to 2.81% for the three months ended December 31, 2023, compared to 3.08% for the three months ended December 31, 2022, and our net interest margin increased 13 basis points to 3.47% for the three months ended December 31, 2023 compared to 3.34% for the three months ended December 31, 2022.

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

We recorded a provision for credit losses of $191,000 for the three months ended December 31, 2023 compared to a provision for loan losses of $2.5 million for the three months ended December 31, 2022. We had recoveries of $19,000 during the three months ended December 31, 2023, and recoveries of $20,000 during the three months ended December 31, 2022. We had no loans charged off during the three months ended December 31, 2023, and had loans charged off of $2.4 million during the three months ended December 31, 2022.

Non-Interest Income. Noninterest income increased $326,000, or 57.8%, to $890,000 for the three months ended December 31, 2023 from $564,000 for the three months ended December 31, 2022. Other income increased $227,000, or 398.2%, to $284,000 for the three months ended December 31, 2023 compared to $57,000 for the three months ended December 31, 2022, due to a recovery of a previously written off receivable. Service charges on deposit accounts increased $30,000, or 18.3%, to $194,000 for the three months ended December 31, 2023 compared to $164,000 for the three months ended December 31, 2023, primarily due to an increase in overdraft income and debit card usage.

Non-Interest Expense. Noninterest expense increased $558,000, or 20.4% to $3.3 million for the three months ended December 31, 2023 from $2.7 million for the three months ended December 31, 2022. Salaries and employee benefits expense increased $522,000, or 37.8%, to $1.9 million for the three months ended December 31, 2023 from $1.4 million for the three months ended December 31, 2022, due to the reversal of the executive bonus accrual in November 2022. Executive bonus accruals are calculated monthly based on a forecast of year-end earnings. However, due to a significant provision for credit losses the Association recognized during 2022, it was determined that no executive bonus payouts would be made for the year ended March 31, 2023. Additionally, the Association entered into an Employee Stock Ownership Plan at the closing of the conversion, which resulted in additional ESOP related expenses of $126,000 during the three months ended December 31, 2023.

Federal deposit insurance premiums increased $20,000, or 46.5%, to $63,000 for the three months ended December 31, 2023 from $43,000 for the three months ended December 31, 2022, due to a combination of an increase in deposits and an increase in federal deposit insurance premium rates.

Income Tax Expense. We recognized income tax expense of $218,000 for the three months ended December 31, 2023 and an income tax benefit of $260,000 for the three months ended December 31, 2022, respectively, resulting in effective rates of 18.9% for the three months ended December 31, 2023 and 19.9% for the three months ended December 31, 2022. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits.

Comparison of Operating Results for the Nine Months Ended December 31, 2023 and December 31, 2022

General. Net income increased $2.2 million, or 313.3%, to $2.9 million for the nine months ended December 31, 2023, compared to $691,000 for the nine months ended December 31, 2022. This increase was due primarily to an increase of $2.7 million in provision for credit losses for the nine months ended December 31, 2022. The Association recorded a significant provision for credit losses as we recognized a charge-off of $2.4 million on a commercial and industrial loan during 2022.

Interest and Dividend Income. Interest and dividend income increased $3.3 million, or 28.6%, to $15.2 million for the nine months ended December 31, 2023 from $11.9 million for the nine months ended December 31, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates.

Interest income on loans increased $3.1 million, or 29.0%, to $13.8 million for the nine months ended December 31, 2023 from $10.7 million for the nine months ended December 31, 2022. The average balance of loans increased $28.3 million, or 8.5%, to $359.5 million for the nine months ended December 31, 2023 from $331.2 million for the nine months ended December 31, 2022. The increase is due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 81 basis points to 5.12% for the nine months ended December 31, 2023 from 4.31% for the nine months ended December 31, 2022. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $171,000, or 16.2%, to $1.2 million for the nine months ended December 31, 2023 from $1.1 million for the nine months ended December 31, 2022, due to a 71 basis point increase in the average yield from 2.12% for the nine months ended December 31, 2022 to 2.83% for the nine months ended December 31, 2023. The increase was offset by a $8.5 million decrease in the average balance of securities to $57.9 million for the nine months ended December 31, 2023 from $66.4 million for the nine months ended December 31, 2022. This decrease in the average balance of securities is attributed to paydowns received over the period.

Interest Expense. Interest expense increased $3.0 million, or 180.2%, to $4.7 million for the nine months ended December 31, 2023 compared to $1.7 million for the nine months ended December 31, 2022, due to increases in the average balance of and higher costs of interest-bearing liabilities.

Interest expense on deposits increased $3.2 million, or 226.6%, to $4.6 million for the nine months ended December 31, 2023 compared to $1.4 million for the nine months ended December 31, 2022. The increase was due to a 147 basis point increase in the average cost of deposits to 2.11% for the nine months ended December 31, 2023 from 0.64% for the nine months ended December 31, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $46.8 million to $81.0 million for the nine months ended December 31, 2023 from $34.2 million for the nine months ended December 31, 2022.

Interest expense on FHLB borrowings decreased $165,000, or 61.3%, to $104,000 for the nine months ended December 31, 2023 compared to $269,000 for the nine months ended December 31, 2022. The decrease was due to a decrease in the average balance of borrowings of $10.5 million, or 80.3%, to $2.6 million for the nine months ended December 31, 2023 compared to $13.1 million for nine months ended December 31, 2022.

Net Interest Income. Net interest income less provision for credit losses increased $3.1 million, or 42.6%, to $10.5 million for the nine months ended December 31, 2023 compared to $7.3 million for the nine months ended December 31, 2022.

Our interest rate spread decreased 53 basis points to 2.67% for the nine months ended December 31, 2023, compared to 3.20% for the nine months ended December 31, 2022, and our net interest margin decreased four basis points to 3.33% for the nine months ended December 31, 2023 compared to 3.37% for the nine months ended December 31, 2022.

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

We recorded a provision for loan losses of $99,000 for the nine months ended December 31, 2023 compared to a provision for loan losses of $2.8 million for the nine months ended December 31, 2022. In addition, we recognized a reduction in beginning retained earnings of $402,000 related to an increase in our allowance for credit losses in connection with our adoption of CECL. Our allowance for credit losses was $5.9 million at December 31, 2023 compared to an allowance for loan losses of $5.4 million at March 31, 2023 and $5.4 million at December 31, 2022. The ratio of our allowance for credit/loan losses to total loans was 1.56% at December 31, 2023 compared to 1.53% at March 31, 2023 and 1.54% at December 31, 2022.

We had charge-offs of less than $1,000 and recoveries of $58,000 during the nine months ended December 31, 2023, compared to charge-offs of $2.4 million and recoveries of $55,000 during the nine months ended December 31, 2022.

To the best of our knowledge, we have recorded all lifetime expected credit losses on loans and unfunded commitments at December 31, 2023. However, future changes could result in material increases in our provision for credit losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

Non-Interest Income. Noninterest income increased $379,000, or 20.6%, to $2.2 million for the nine months ended December 31, 2023 compared to $1.8 million for the nine months ended December 31, 2022. Service charges on deposit accounts increased $89,000, or 18.2%, to $579,000 for the nine months ended December 31, 2023 compared to $490,000 for the nine months ended December 31, 2022, primarily due to increases in overdraft income and debit card usage. Other income increased $125,000, or 55.8%, to $349,000 for the nine months ended December 31, 2023 compared to $224,000 for the nine months ended December 31, 2022. Gain on sale of loans increased $83,000, or 92.2%, to $173,000 for the nine months ended December 31, 2023 from $90,000 for the nine months ended December 31, 2022.

Non-Interest Expense. Noninterest expense increased $767,000, or 9.2%, to $9.1 million for the nine months ended December 31, 2023 from $8.4 million for the nine months ended December 31, 2022. Salaries and employee benefits increased $613,000, or 13.7%, to $5.1 million for the nine months ended December 31, 2023 from $4.5 million for the nine months ended December 31, 2022, due to the reversal of the executive bonus accrual in November 2022. Executive bonus accruals are calculated monthly based on a forecast of year-end earnings. However, due to a significant provision for credit losses the Association recognized during 2022, it was determined that no executive bonus payouts would be made for the year ended March 31, 2023. Additionally, the Association entered into an Employee Stock Ownership Plan at the closing of the conversion, which resulted in additional ESOP related expenses of $126,000 during the nine months ended December 31, 2023.

Federal deposit insurance premiums increased $92,000, or 77.3%, to $211,000 for the nine months ended December 31, 2023 from $119,000 for the nine months ended December 31, 2022, due to a combination of an increase in deposits and an increase in federal deposit insurance premium rates.

Income Tax Expense. Income tax expense increased $572,000, or 417.5%, to $709,000 for the nine months ended December 31, 2023 from $137,000 for the nine months ended December 31, 2022. The effective tax rate for the nine months ended December 31, 2023 and 2022 were 19.9% and 16.6%, respectively. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits.

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

The following table sets forth, at December 31, 2023, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$15,327	(2.71)%
300	15,429	(2.06)
200	15,536	(1.38)
100	15,641	(0.72)
Base	15,754	—
(100)	15,845	0.58
(200)	15,952	1.26
(300)	16,148	2.50
(400)	16,338	3.71

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at December 31, 2023, we would have experienced a 1.38% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 1.26% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at December 31, 2023, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$73,687	$(7,377)	(9.10)%	20.40%	78
300	76,285	(4,779)	(5.90)	20.45	83
200	77,823	(3,241)	(4.00)	20.19	57
100	78,062	(3,002)	(3.70)	19.60	(2)
Base	81,064	—	—	19.62	—
(100)	75,095	(5,969)	(7.36)	17.54	(208)
(200)	66,993	(14,071)	(17.36)	15.21	(441)
(300)	56,621	(24,443)	(30.15)	12.48	(714)
(400)	58,407	(22,657)	(27.95)	12.53	(709)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at December 31, 2023, we would have experienced a 4.00% decrease in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 17.36% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $40.9 million at December 31, 2023. The FHLB has sole discretion to deny additional advances. Additionally, the Association had the capacity to borrow $5.0 from a private bankers’ bank at December 31, 2023. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed.

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

For the nine months ended December 31, 2023, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $4.9 million. Net cash provided by operating activities amounted to $4.2 million, primarily due to net income of $2.9 million. Net cash used in investing activities amounted to $21.4 million, primarily due to a net increase in loans of $22.0 million and the purchase of available-for-sale investment securities of $6.0 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $7.0 million. Net cash provided by financing activities amounted to $12.3 million, primarily due to the proceeds from the issuance of common stock.

For the nine months ended December 31, 2022, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $11.4 million. Net cash provided by operating activities amounted to $3.3 million. Net cash used in investing activities amount to $30.8 million, primarily due to a net increase in loans of $40.1 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $9.7 million. Net cash provided by financing activities amounted to $16.1 million, primarily due to a net increase in proceeds from short-term FHLB advances of $14.5 million. For further information, see the statements of cash flows contained in the consolidated financial statements in Part 1, Item 1 of this Quarterly Report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Quarterly Report have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Concentration - Commercial Real Estate

Our market areas have experienced strong population and job growth, contributing to favorable economic conditions for generating new commercial loans. We target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. Our commercial real estate loans are secured by owner-occupied and non-owner-occupied properties, including medical practices, insurance offices, warehouses, single- and multi-tenant retail and hotels. Our commercial residential real estate loans are secured by properties located within our primary market area, or we generally participate with a Nebraska-based bank for loans outside of our primary market area. Generally, our commercial real estate loans have terms and amortization periods up to 20 years with options for balloon payments and interest rate adjustments to occur every five years. The interest rate is fixed for the initial term (five years or less) and then adjusts again at the end of the next period matching the initial term or as negotiated at the end of the first term. Commercial real estate loans generally have terms and amortization periods up to 20 years. We generally limit the loan-to-value ratios of our commercial real estate loans to 75% of the purchase price or appraised value, whichever is lower.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, the debt service coverage ratio on these loans is at least 1.20x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2023, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2023, the Company completed the sale of 4,130,815 shares of its common stock, par value $0.01 per share, in connection with the mutual-to-stock conversion of the Association. The effective date of the Company's registration statement (Commission File No. 333-272636) was August 14, 2023. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $10.00 per share.

The selling agent who assisted the Company in the sale of its common stock was Keefe, Bruyette & Woods, Inc. ("KBW") For their services, KBW received a fee of 1.0% of the aggregate purchase price of the shares of common stock sold in the subscription offering, and $30,000 for conversion agent and data processing records management agent, as well as reimbursements for out-of-pocket expenses and legal expenses related to its marketing agent services and its conversion agent and records manager services.

As of December 31, 2023, the Company incurred expenses in connection with the offer and sale of the common stock totaling $1.9 million, resulting in net proceeds of $39.4 million. The Company utilized $3.3 million to fund an ESOP loan and invested $19.7 million of the net proceeds it received from the sale into the Association's operations, and has retained the remaining amount for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1	Employment Agreement with Steven D. Kunzman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (file no. 001-41844), filed with the SEC on October 26, 2023).
10.2

Change in Control Agreement with Lisa A. Harris (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company (file no. 001-41844), filed with the SEC on October 26, 2023).

10.3

Change in Control Agreement with Kurt A. Haecker (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company (file no. 001-41844), filed with the SEC on October 26, 2023).

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

Central Plains Bancshares, Inc.

Date: February 13, 2024	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer

Date: February 13, 2024	By:	/s/ Bradley M. Kool
Bradley M. Kool First Vice President and Chief Financial Officer