Form 10-K
period 2024-03-31
Central Plains Bancshares, Inc.
filed 2024-06-21
CIK 1979332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-41844

Central Plains Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	93-2239246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 South Locust Street Grand Island, NE	68801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (308) 382-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 share	CPBI	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: At September 30, 2023, there were no publicly issued shares of common stock, as such, there was no market value.

As of June 21, 2024, there were 4,130,815 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Name: Plante & Moran, PLLC Auditor Location: Chicago, Illinois Auditor Firm ID: 166

i

Explanatory Note

Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island (the “Association”), upon the Association's conversion into the stock form of organization, which was completed on October 19, 2023. Accordingly, the audited financial statements, as well as other financial information at or prior to October 19, 2023, contained in this Annual Report on Form 10-K relate solely to the consolidated financial results of Home Federal Savings and Loan Association of Grand Island and Subsidiary.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the asset quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1. Business.

Central Plains Bancshares, Inc.

Central Plains Bancshares, Inc. (the “Company” or “Central Plains Bancshares”) is a Maryland corporation and owns 100% of the outstanding common stock of Home Federal Savings and Loan Association of Grand Island (“Home Federal Savings”). On October 19, 2023, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Home Federal Savings. The Company sold 4,130,815 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $41.3 million. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Home Federal Savings. At March 31, 2024, we had consolidated assets of $463.2 million, consolidated deposits of $375.1 million and consolidated stockholders’ equity of $78.2 million.

Our executive offices are located at principal office is located at 221 South Locust Street, Grand Island, Nebraska 68801, and our telephone number at that address is (308) 382-4000.

Home Federal Savings

Originally chartered in 1935, Home Federal Savings, which operates under the name “Home Federal Bank,” is a federally-chartered stock savings association headquartered in Grand Island, Nebraska. Our main office is located at 221 South Locust Street, Grand Island, Nebraska 68801, and our telephone number at that address is (308) 382-4000. Our website address is www.homefederalne.bank. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Available Information

Central Plains Bancshares, Inc. is a public company, and files current, quarterly and annual reports with the Securities and Exchange Commission. These reports and any amendments to these reports are available for free on our website, www.territorialsavings.netas soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website should not be considered a part of this Annual Report on Form 10-K. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

General

We conduct our operations from our main office in Grand Island, Nebraska, six branch offices located in Grand Island, Hastings, Holdrege, Lexington and Superior, Nebraska, a drive-up facility in Grand Island, Nebraska and a loan production office in Lincoln, Nebraska. We consider our primary market area for deposit gathering to be the Nebraska counties of Adams, Dawson, Hall, Nuckolls and Phelps, with Lancaster County included in our primary market area for lending activities.

Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans secured by properties located in our primary market area, as well as commercial real estate loans. To a lesser extent, we also originate commercial non-real estate loans, multi-family residential real estate loans, construction and land development loans, agricultural real estate and non-real estate loans and consumer loans. We offer a variety of deposit accounts including checking accounts, savings accounts and certificate of deposit accounts. In addition, we offer electronic banking services including mobile banking, on-line banking and bill pay, and electronic funds transfer via Zelle®. We have not needed to use significant levels of borrowings to fund our operations in recent years.

Home Federal Savings is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

Market Area

We serve southcentral Nebraska through our network of nine office locations, which cover a relatively broad area of southcentral Nebraska. We consider our primary market area for deposit gathering to be the Nebraska counties of Adams, Dawson, Hall, Nuckolls and Phelps, with Lancaster County included in our primary market area for lending activities. Our market area economy has a focus on manufacturing and agriculture with a cross-section of other economic sectors, including education, healthcare and services. The primary market area has developed a modern, diversified economy, including the historical agriculture sector. Attractions of the market area include a quality lifestyle, with sufficient personal and business services for residents.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base, and we continually plan to enhance our products and services to meet the changing needs of customers. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face strong competition within our primary market area, both in making loans and attracting retail deposits. Our market area includes large money centers and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2023 (the most recent date for which FDIC data is publicly available), we were ranked third among the 17 FDIC-insured financial institutions with offices in Hall County, Nebraska, with a deposit market share of 11.97%.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans secured by properties located in our primary market area, as well as commercial real estate loans. To a lesser extent, we also originate commercial non-real estate loans, multi-family residential real estate loans, construction and land development loans, agricultural real estate and non-real estate loans and consumer loans. In recent years, we have increased our focus on originating higher yielding commercial real estate loans. We offer both adjustable-rate and fixed-rate residential mortgage loans. However, historically a significant majority of the residential real estate loans that we have originated are long-term, fixed-rate loans that generally conform to secondary market guidelines.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates.

	At March 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate - Construction	$16,011	4.21%	$19,301	5.46%
Real Estate - Commercial	123,313	32.43	102,446	28.97
Real Estate - Residential	149,854	39.41	148,486	41.98
Commercial Non-Real Estate	35,047	9.22	30,101	8.51
Agricultural	19,694	5.18	18,166	5.14
Other Consumer	19,985	5.26	19,956	5.64
Land Development and Sanitary & Improvement Districts (SIDs)	16,341	4.30	15,231	4.30
Total loans	380,245	100.00%	353,687	100.00%
Net deferred loan costs	4		62
Allowance for credit losses	(5,860)		(5,412)
Total loans, net	$374,389		$348,337

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at March 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the table presents contractual maturities and does not reflect repricing or the effect of prepayments, actual maturities may differ.

	At March 31, 2024
	Real Estate-Construction	Real Estate-Commercial	Real Estate-Residential	Commercial Non-Real Estate	Agricultural	Other Consumer	Land Development and SIDS	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$6,811	$13,206	$5,660	$6,157	$7,152	$594	$1,360	$40,940
More than one year through five years	8,628	28,896	16,787	14,402	3,233	13,459	12,402	97,807
More than five years through fifteen years	—	40,317	33,321	13,034	3,639	5,932	2,028	98,271
More than fifteen years	572	40,894	94,086	1,454	5,670	—	551	143,227
Total	$16,011	$123,313	$149,854	$35,047	$19,694	$19,985	$16,341	$380,245

The following table sets forth our fixed-rate and adjustable-rate loans at March 31, 2024 that are contractually due after March 31, 2025.

		Floating or	Total at
	Fixed	Adjustable	March 31,
	Rate	Rate	2024
	(Dollars in thousands)
Real Estate - Construction	$8,628	$572	$9,200
Real Estate - Commercial	44,275	65,832	110,107
Real Estate - Residential	93,303	50,890	144,193
Commercial Non-Real Estate	17,336	11,554	28,890
Agricultural	5,554	6,988	12,542
Other Consumer	19,392	—	19,392
Land Development and Sanitary & Improvement Districts (SIDs)	12,521	2,460	14,981
Total	$201,009	$138,296	$339,305

Real Estate - Residential. At March 31, 2024, we had $149.9 million of loans secured by one- to four-family residential real estate and multi-family real estate loans, representing 39.41% of total loans as of that date. The significant majority of our one- to four-family residential real estate loans and multi-family dwellings are secured by properties located in our primary market area.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines for Freddie Mac. We offer both fixed-rate and adjustable-rate residential mortgage loans for terms up to 30 years. Adjustable-rate loans are tied to the one-year Treasury Rate published by the Federal Reserve Board. For adjustable-rate loans, the interest rate is generally fixed for the initial term of up to five years, and then adjusts yearly thereafter with an annual rate cap of 2% and a lifetime rate cap of 5%. We generally limit the loan-to-value ratios of our residential mortgage loans to 80%, and up to 90% with private mortgage insurance, of the purchase price or appraised value, whichever is lower.

We also do not offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loans. We do not currently offer "subprime loans" on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

We also originate multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. At March 31, 2024, we had $35.2 million in multi-family residential real estate loans, representing 9.26% of our total loan portfolio. Our multi-family residential real estate loans are generally adjustable-rate loans or have a call period after three or five years. Our multi-family residential real estate loans are secured by apartment buildings located within our primary market area, or we participate with a Nebraska-based bank for loans outside of our primary market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

At March 31, 2024, our largest multi-family loan had a balance of $4.0 million and was secured by an apartment complex located in our primary market area. At March 31, 2024, this loan was performing in accordance with its contractual terms.

Real Estate - Commercial Loans. At March 31, 2024, we had $123.3 million in commercial real estate loans, or 32.43% of total loans. Our commercial real estate loans are secured by owner-occupied and non-owner occupied properties, including medical practices, insurance offices, warehouses, single- and multi-tenant retail and hotels. Our commercial residential real estate loans are secured by properties located within our primary market area, or we generally participate with a Nebraska-based bank for loans outside of our primary market area. Generally, our commercial real estate loans have terms and amortization periods up to 20 years with options for balloon payments and interest rate adjustments to occur every five years. The interest rate is fixed for the initial term (five years or less) and then adjusts again at the end of the next period matching the initial term or as negotiated at the end of the first term. Commercial real estate loans generally have terms and amortization periods up to 20 years. We generally limit the loan-to-value ratios of our commercial real estate loans to 75% of the purchase price or appraised value, whichever is lower.

At March 31, 2024, our largest commercial real estate loan had an outstanding balance of $5.4 million and was secured by a hospitality property located in our primary market area that we have financed for multiple years with a previous owner. At March 31, 2024, this loan was performing according to its original terms.

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

Commercial Non-Real Estate Loans. At March 31, 2024, commercial non-real estate loans were $35.0 million, or 9.22% of total loans. Commercial non-real estate loans include both term loans and lines of credit. Loan terms vary depending on the type of collateral (such as five years for a loan secured by machinery and equipment, with a maximum loan-to-value ratio of 75% for new equipment and 70% for used equipment), or the type of loan (such as one year for a loan to support business inventory and receivables). Generally, the maximum loan-to-value ratio for commercial non-real estate loans is up to 90%, which applies to loans secured by U.S. Government securities with specified terms and maturities.

When making commercial non-real estate loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At March 31, 2024, our largest commercial non-real estate loan totaled $1.8 million and was secured by media company licenses and related assets in our primary market area. At March 31, 2024, this loan was performing according to its original terms.

Real Estate - Construction Loans. At March 31, 2024, we had $16.0 million in real estate construction loans, including properties for one- to four-family residences of $4.0 million and commercial construction properties of $12.0 million, representing 4.21% of our total loan portfolio. Our real estate construction loans are structured as straight construction or construction/permanent loans where after the initial construction period the loan converts to a permanent commercial mortgage loan. Our real estate construction loans are underwritten to the same guidelines for commercial loans.

Real estate construction loans generally can be made with a maximum loan-to-value ratio of 75% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the real estate construction loan.

At March 31, 2024, our largest real estate construction loan totaled $5.2 million and was secured by property located in our primary market area. At March 31, 2024, this loan was performing according to its original terms.

Agricultural Loans. At March 31, 2024, we had $19.7 million in agricultural loans, or 5.18% of total loans. Our agriculture loans are for the acquisition, development and/or refinancing of agricultural property, and for financing (i) crop and livestock production expenses, (ii) crop and livestock inventory carrying, (iii) the acquisition of breeding livestock and (iv) the acquisition of equipment, machinery, vehicles and other capital assets. Our agriculture loans include term loans and lines of credit, with terms of one year for financing of crop and livestock expenses or carrying crop and livestock inventory, to up to seven years for capital asset acquisition. Our agriculture real estate loans generally amortize over a 25-year term with interest rates generally adjusting every five years. We generally limit the loan-to-value ratio of our agriculture loans to 70% of the collateral value.

At March 31, 2024, our largest agricultural loan totaled $1.0 million and was secured by property located in our primary market area. At March 31, 2024, this loan was performing according to its original terms.

We consider a number of factors in originating agricultural loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in agriculture and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.20x. The significant majority of our agricultural loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of agricultural real estate borrowers.

Other Consumer Loans. We offer a limited range of consumer loans, and, except as described below, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. At March 31, 2024, other consumer loans were $20.0 million, or 5.26% of total loans. Our consumer loans generally consist of dental implant loans (described below), automobile loans, energy loans, student loans, recreation vehicles, boat loans and unsecured preferred lines of credit for customers with qualified relationships. An energy loan is a home equity loan originated through a partnership with the Nebraska Energy Office, which provides a preferred interest rate for eligible home improvement projects designed to reduce energy costs.

Included in the consumer loan portfolio are unsecured loans to individuals for dental implants. Home Federal Savings participates with a Nebraska-based financial institution to provide a funding line to a specialty finance company that has a nationwide network of dentists whose patients can apply directly for and obtain individual loans. Our portion of the loans to individuals totaled $14.0 million at March 31, 2024, and the average underlying loan size was $17,000. A reserve of between 7.5% and 11% of the outstanding balance of the funding line is maintained by the specialty finance company at the lead financial institution, who also services the loans. Any loan that may become over 120 days past due is automatically paid off from the reserve, which is replenished monthly back to covenant levels.

Land Development and SIDs Loans. At March 31, 2024, land development and SIDs loans were $16.3 million, or 4.30% of total loans. Our land development loans complement our construction lending activities, as such loans are generally secured by lots that will be used for residential or commercial development. At March 31, 2024, our land development loans totaled $8.8 million, or 2.32% of total loans. Our largest land development loan totaled $1.5 million and was secured by property located in our primary market area.

Our SID loans complement land development activities and provide funding for certain infrastructure improvements. Our SID loans are secured by bonds and warrants issued within the project district. The warrants are also the primary source of repayment. At March 31, 2024, our SIDs loans totaled $7.5 million, or 1.98% of total loans. Our largest SID loan totaled $3.0 million and was secured by bonds and warrants.

Loan Underwriting Risks

Commercial Real Estate Loans and Agricultural Real Estate Loans. Loans secured by commercial real estate or agricultural real estate generally have larger balances and involve a greater degree of risk than residential real estate loans. The primary concern in commercial real estate lending and agricultural real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying business. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan or an agricultural real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial and industrial loans typically consists of equipment, accounts receivable, or inventory. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Construction and Land Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Land loans have substantially similar risks.

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Adjustable-Rate One- to Four-Family Residential Real Estate Loans. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates may be limited.

Loan Originations, Purchases and Sales

We originate loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, thrifts, credit unions, and mortgage-banking companies. Our volume of loan originations is influenced significantly by market interest rates and economic conditions, and, accordingly, the volume of our loan originations can vary from period to period. We generally do not sell any of the commercial and industrial or commercial real estate loans we originate, but we sell participation interests in loans, as described below.

We may purchase loan participations secured by properties primarily within the State of Nebraska in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At March 31, 2024, the outstanding balances of our loan participations where we were not the lead lender totaled $84.8 million, or 22.3% of our loan portfolio, of which $49.3 million, or 40.0%, were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have sold participation interests in loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At March 31, 2024, we had participated out portions of loans with an aggregate principal balance of $51.9 million. Historically, we have not purchased whole loans.

We reduced our sold loan numbers in fiscal 2022 and 2023 as we made the decision to retain more of our one- to four-family residential real estate loan originations on our balance sheet. For fiscal 2024, we returned to our traditional mortgage banking model of selling this loan production to Freddie Mac. We had total loan sales for the fiscal years ended March 31, 2024 and 2023 of $12.0 million and $5.9 million, respectively.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all one- to four-family residential real estate loans that we originate in amounts in excess of $400,000, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors or as required by Freddie Mac guidelines. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Home Federal Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans with regulatory approval). The total aggregate exposure to one group of borrowers is 50% of unimpaired capital and surplus where each separate borrower (individual or entity) is financially independent. At March 31, 2024, our loan to one borrower limitation was $10.2 million based on 15% of our unimpaired capital and surplus, $20.4 million for residential development loans with regulatory approval and $34.0 million for a group of related borrowers where each separate borrower is financially independent. At March 31, 2024, our largest single loan to one borrower had an outstanding balance of $5.4 million and was secured by hospitality property located in our primary market area. At March 31, 2024, this loan was performing according to its original terms. At March 31, 2024, our largest loan relationship was a group of loans to related borrowers with total exposure of $15.1 million. The borrowers consist of seven entities and two individual owners, with the significant majority of the loans secured by residential real estate. The relationship qualifies for the 50% of unimpaired capital and surplus limitation due to the financial strength of each borrower on an individual basis, without dependence on any other borrower in the group.

Individual officers, and officers acting with others, may approve loans up to specified limits. We have a Residential Loan Committee, consisting of our Chairman of the Board, President and Chief Executive Officer, Executive Vice President and Chief Lending Officer and or Mortgage Manager, and a Commercial Loan Committee, consisting of our Chairman of the Board, President and Chief Executive Officer, Executive Vice President and Chief Lending Officer, other members of management and various lending staff. The Residential Loan Committee may approve one- to four-family residential real estate loans up to $1.0 million, and the Commercial Loan Committee may approve unsecured credits up to $500,000 and secured credits up to $1.0 million. Loans in excess of these limits must be approved by the Board of Directors.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require an escrow for flood insurance (where appropriate) and generally require an escrow for required property taxes and insurance. On occasion, we allow borrowers to pay their own taxes and property and casualty insurance as long as proof of payment is provided.

Delinquencies, Classified Assets and Non-performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a loan, we mail a notice to the borrower and attempt to contact the borrower by phone. Our personnel begin collection activity when a loan is 15 days past due. We attempt in-person discussions when a loan becomes 60 days delinquent, or sooner if deemed necessary. Our policies provide that a late notice be sent each month that the loan is past due. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that, unless the loan is brought current, we may initiate legal proceedings. In addition, the loan is placed on non-accrual status (if appropriate), and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued, and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At March 31, 2024, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount at March 31, 2024 and 2023.

	At March 31,
	2024			2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$—	$—
Real Estate - Commercial	—	—	—	—	—	—
Real Estate - Residential	154	51	—	585	—	—
Commercial Non-Real Estate	—	—	16	—	—	28
Agricultural	—	—	—	—	—	—
Other Consumer	37	375	125	387	24	178
Land Development and Sanitary & Improvement Districts (SIDs)	—	—		—	—	—
Total	$191	$426	$141	$972	$24	$206

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates presented.

	At March 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Real Estate - Construction	$—	$—
Real Estate - Commercial	419	483
Real Estate - Residential	98	338
Commercial Non-Real Estate	16	29
Agricultural	—	—
Other Consumer	4	—
Land Development and Sanitary & Improvement Districts (SIDs)	—	—
Total non-accruing loans	537	850
Accruing loans past due 90 days or more:
Real Estate-Construction	—	—
Real Estate-Commercial	—	—
Real Estate-Residential	—	—
Commercial Non-Real Estate	—	—
Agricultural	—	—
Other Consumer	125	178
Land Development and Sanitary & Improvement Districts (SIDs)	—	—
Total accruing loans past due 90 days or more:	125	178
Total non-performing loans	662	1,028
Other real estate owned	—	235
Total non-performing assets	$662	$1,263
Total loans outstanding	380,245	353,687
Total assets outstanding	463,278	437,792
Total non-accruing loans as a percentage of total loans outstanding	0.14%	0.24%
Total non-performing loans as a percentage of total loans outstanding	0.17%	0.29%
Total non-performing loans as a percentage of total assets	0.14%	0.23%
Total non-performing assets as a percentage of total assets	0.14%	0.29%

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current paying capacity or net worth of the obligor or of the collateral pledged. “Substandard” assets are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or other defined weaknesses that may preclude repayment from original sources. Repayment may depend upon collateral or other credit risk mitigants. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

Our classified and special mention assets at the dates presented were as follows. Substandard loans exceed our non-performing and delinquent loans due to the inclusion of $2.8 million and $3.6 million of performing loans as of March 31, 2024 and 2023, respectively, where there remains underlying uncertainties with respect to borrower performance.

	At March 31,
	2024	2023
	(Dollars in thousands)
Substandard loans	$3,048	$4,592
Doubtful loans	97	—
Loss loans	—	—
Total classified loans	$3,145	$4,592
Special mention loans	$—	$—

Other Loans of Concern. At March 31, 2024, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses (Subsequent to March 31, 2023)

The allowance for credit losses (“ACL”) is an estimate of the expected credit losses on the loans held for investment, unfunded loan commitments, held to maturity securities, and available-for-sale debt securities portfolios.

Allowance for Credit Losses on Loans—The ACL is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms adjusted for expected prepayments. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Determination of the ACL is inherently subjective in nature since it requires significant estimates and management judgment and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company's direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Company has identified seven portfolio segments and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are real estate – construction, real estate – commercial, real estate – residential, commercial non-real estate, agriculture, other consumer and land development/sanitary improvement districts (SIDS). The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for Company-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company's loss history and credit risk within our portfolio.

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

Allowance for Credit Losses on Held-to Maturity Securities—The allowance for credit losses on held-to-maturity debt securities is estimated using a CECL methodology. Any expected credit loss is provided through the allowance for credit loss on held-to-maturity securities and is deducted from the amortized cost basis of the security so that the balance sheet reflects the net amount the Company expects to collect. Nearly all the Company's HTM debt securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, there is a zero-credit loss expectation on these securities.

Allowance for Loan Losses (Prior to April 1, 2023)

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Additions to the allowance are recorded in the provision for loan losses charged to expense. Charge-offs, net of recoveries, are deducted from the allowance. The allowance estimate is based on prior experience, the nature and volume of the loan portfolio, review of specific problem loans, and an evaluation of the overall portfolio quality under current economic conditions. Specific reserves for impaired loans are measured and recognized to the extent that the recorded investment of an impaired loan exceeds its value based on either the fair value of the loan’s underlying collateral less estimated costs to sell, the calculated present value of projected cash flows discounted at the contractual interest rate, or the loan’s observable fair value.

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

The following table sets forth activity in our allowance for credit/loan losses during the periods presented.

	For the Year Ended March 31,
	2024	2023
	(Dollars in thousands)
Total loans outstanding at end of period	$380,245	$353,687
Total non-accrual loans at end of period	537	850
Total non-performing loans at end of period	662	1,028
Total average loans outstanding	361,978	340,832
Allowance for credit losses, beginning of period	5,412	4,928
Cumulative effect of ASU 2016-13 adoption (CECL)	299	N/A
Provision for credit losses	88	2,877
Charge-offs:
Real Estate - Construction	—	—
Real Estate - Commercial	—	—
Real Estate - Residential	—	8
Commercial Non-Real Estate	—	2,448
Agricultural	—	—
Other Consumer	6	4
Land Development and Sanitary & Improvement Districts (SIDs)	—	—
Total charge-offs	$6	$2,460
Recoveries on loans previously charged-off:
Real Estate - Construction	—	—
Real Estate - Commercial	—	(65)
Real Estate - Residential	—	—
Commercial Non-Real Estate	(69)	—
Agricultural	—	—
Other Consumer	(3)	(2)
Land Development and Sanitary & Improvement Districts (SIDs)	—	—
Total recoveries	$(72)	$(67)
Net (recoveries) charge-offs	$(66)	$2,393
Allowance for credit/loan losses, end of period	$5,860	$5,412
Allowance for credit/loan losses as a percent of non-performing loans	885.20%	526.46%
Allowance for credit/loan losses as a percent of total loans outstanding	1.54%	1.53%
Allowance for credit/loan losses as a percent of total non-accrual loans	1091.25%	636.71%
Net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.02%)	0.70%

The following table sets forth additional information with respect to charge-offs by category for the years presented.

	For the Year Ended March 31,
	2024	2023
Net (recoveries) charge-offs to average loans outstanding during the year:
Real Estate - Construction	—	0.04%
Real Estate - Commercial	—	—
Real Estate - Residential	—	—
Commercial Non-Real Estate	(0.20%)	7.60%
Agricultural	—	—
Other Consumer	0.02%	0.01%
Land Development and Sanitary & Improvement Districts (SIDs)	—	—

The increase in charge-offs and related increase in the provision for loan losses for 2023 was primarily related to a $2.4 million commercial and industrial loan. We had one commercial customer who submitted false financial information to multiple financial institutions and has since passed away. The collateral that was presented had no value and, accordingly, we charged off the entire amount of our loan to this borrower.

Allocation of Allowance for Credit/Loan Losses. The following table sets forth the allowance for credit/loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates presented. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At March 31,
	2024			2023
	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate - Construction	$246	4.20%	4.21%	$334	6.17%	5.46%
Real Estate - Commercial	2,245	38.31	32.43	2,048	37.84	28.97
Real Estate - Residential	1,829	31.21	39.41	1,286	23.76	41.98
Commercial Non-Real Estate	759	12.95	9.22	915	16.92	8.51
Agricultural	228	3.89	5.18	484	8.94	5.14
Other Consumer	327	5.58	5.26	157	2.90	5.64
Land Development and Sanitary & Improvement Districts (SIDs)	226	3.86	4.30	188	3.47	4.30
Total	$5,860	100.00%	100.00%	$5,412	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goal of our investment policy is to provide and maintain liquidity within regulatory guidelines, maintain high quality and diversified investments, provide collateral for pledging requirements and short-term borrowing needs, balance earnings depending on levels of loan demand, maximize returns through value investing, and manage interest rate risk.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. All investment decisions are made by our Asset/Liability Committee according to board-approved policies. An investment schedule detailing the investment portfolio is reviewed at least monthly by the board of directors.

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae, and Freddie Mac; corporate and municipal bonds; collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs); certificates of deposit in other financial institutions; and federal funds, among other investments.

At March 31, 2024, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as state and municipal securities. At March 31, 2024, we also owned $584,000 of Federal Home Loan Bank of Topeka stock. As a member of Federal Home Loan Bank of Topeka, we are required to purchase stock in the Federal Home Loan Bank of Topeka, which is carried at cost and classified as a restricted investment.

	At March 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,859	$22,709	$25,446	$23,256
GNMA bonds	4,456	4,406	2,648	2,590
FNMA bonds	28,241	26,061	26,726	24,290
Municipal bonds	8,628	7,180	8,994	7,706
Total securities available-for-sale	$66,184	$60,356	$63,814	$57,842

Securities held-to-maturity
FHLMC bonds	$85	$85	$116	$114
GNMA bonds	57	56	74	73
FNMA bonds	165	164	232	229
Total securities held-to-maturity	$307	$305	$422	$416

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at March 31, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted average yield is calculated based on the yield to maturity weighted for the size of each security over the entire portfolio of securities. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

	One Year or Less		After One through Five Years		After Five through Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Investment securities:
Municipal bonds	$—	—%	$2,284	1.51%	$2,357	2.01%	$3,987	2.00%	$8,628	$7,180	1.87%
Mortgage-backed securities:
U.S. Government agency and government-sponsored enterprise	4	3.00	949	2.89	3,191	3.21	53,719	3.33	57,863	53,481	3.32
Total	$4	3.00%	$3,233	1.92%	$5,548	2.70%	$57,706	3.24%	$66,491	$60,661	3.13%

For additional information regarding our investment securities portfolio, see Note 2 to the notes to consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits, by account type, at the dates presented.

	At March 31, 2024			At March 31, 2023
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$66,891	17.83%	—%	$73,248	18.74%	—%
Savings accounts	43,461	11.59	0.37%	49,844	12.75	0.14%
Money market accounts	24,287	6.47	2.07%	24,887	6.37	0.74%
NOW accounts	127,077	33.88	1.58%	157,337	40.24	0.76%
Certificates of deposit	95,266	25.39	3.93%	70,187	17.95	1.65%
Individual retirement accounts	18,163	4.84	2.97%	15,449	3.95	1.44%
Total	$375,145	100.00%	2.24%	$390,952	100.00%	0.81%

As of March 31, 2024 and 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is generally the maximum amount for federal deposit insurance), was $34.3 million and $59.2 million, respectively. In addition, as of March 31, 2024, the aggregate amount of all our uninsured certificates of deposit was $5.6 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

At March 31, 2024, we had approximately 151 depositors with uninsured deposits, resulting in an average balance of uninsured deposits of $227,000 per uninsured depositor. Of total uninsured deposits as of March 31, 2024, $18.4 million, or 53.77%, consisted of NOW accounts, $2.1 million, or 6.02%, consisted of savings accounts, $5.6 million, or 16.23%, consisted of certificates of deposit, including IRAs, $3.0 million, or 8.85% consisted of money market accounts and $5.2 million, or 15.13%, consisted of non-interest bearing demand accounts.

The following table sets forth the maturity of our uninsured certificates of deposit as of March 31, 2024.

At March 31, 2024
(Dollars in thousands)
Maturity Period:
Three months or less	$1,110
Over three through six months	2,488
Over six through twelve months	1,976
Over twelve months	—
Total	$5,574

Borrowings. We may obtain advances from the Federal Home Loan Bank of Topeka upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 2024, we had no outstanding advances from the Federal Home Loan Bank of Topeka. At March 31, 2024, based on pledged collateral and our ownership of Federal Home Loan Bank of Topeka common stock, we had access to up to $40.1 million of advances from the Federal Home Loan Bank of Topeka. We could significantly increase our borrowing capacity from the Federal Home Loan Bank of Topeka if we pledged additional assets as security. As of March 31, 2024, we had a $5.0 million borrowing line from a private bankers’ bank, and we also have the ability to participate in the Federal Reserve Board’s Bank Term Funding Program if needed.

Subsidiary Activities

Home Federal Savings’ only subsidiary is First Service Corporation, a Nebraska corporation that provides insurance services directly and sells securities through a third-party arrangement.

Employees

At March 31, 2024, we had 71 full-time employees and four part-time employees. Our employees are not represented by a collective bargaining group. Management believes that we have a good working relationship with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Central Plains Bancshares and Home Federal Savings are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Central Plains Bancshares and Home Federal Savings.

Method of Accounting. For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a tax year ending March 31 for filing our federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions considered “large banks,” effective for taxable years beginning after 1995. Home Federal Savings is considered a “small bank” and therefore continues to use the reserve method of accounting for bad debt reserves.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. At March 31, 2024 we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. Generally, net operating losses that existed prior to December 31, 2017 were required to be carried back to the two preceding years, with any excess carried over to the succeeding 20 tax years. Such losses can offset up to 100% of taxable income subject to Internal Revenue Code Section 382 limitation. At March 31, 2024, we had $1.8 million of pre-2018 net operating loss carry forward limited to utilization of $167,000 per tax year under Internal Revenue Code Section 382.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At March 31, 2024, we had no capital loss carryovers.

Corporate Dividends. Central Plains Bancshares may generally exclude from income 100% of dividends received from Home Federal Savings as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

We are subject to Nebraska state taxation. Under Nebraska law, Home Federal Savings pays a financial institution tax that we classify as a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our quarterly average deposits and net financial income, respectively. Presently, the tax is $0.44 per $1,000 of quarterly average deposits not to exceed an amount determined by applying 3.54% to our net financial income. Net financial income is our income after ordinary and necessary expenses but before income taxes as reported to the OCC. In addition, Central Plains Bancshares is required to file a Nebraska income tax return. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $100,000 of taxable income and 7.25% of taxable income in excess of $100,000. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations). For Nebraska tax return purposes, taxable income on the return filed for Central Plains Bancshares is determined without regard to the taxable income of Home Federal Savings as Home Federal Savings files separate Nebraska financial institution tax returns.

Other applicable state taxes include sales and use taxes and real and personal property taxes.

Our state income tax returns have not been audited in the most recent five-year period.

As a Maryland business corporation, Central Plains Bancshares is required to file an annual report with and pay personal property taxes to the State of Maryland.

SUPERVISION AND REGULATION

General

As a federal savings association, Home Federal Savings is subject to examination and regulation by the OCC and is also subject to examination by the FDIC as the insurer of its deposit accounts. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Home Federal Savings also is a member of and owns stock in the Federal Home Loan Bank of Topeka, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Home Federal Savings or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Central Plains Bancshares is a savings and loan holding company and is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. Central Plains Bancshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Central Plains Bancshares and Home Federal Savings.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Home Federal Savings and Central Plains Bancshares. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Home Federal Savings and Central Plains Bancshares.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Home Federal Savings may invest in mortgage loans secured by residential and commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Home Federal Savings may also establish subsidiaries that may engage in certain activities not otherwise permissible for Home Federal Savings to engage in directly, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Home Federal Savings exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio is deemed to be compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the minimum Community Bank Leverage Ratio at 9%. Home Federal Savings has not elected to be subject to the Community Bank Leverage Ratio framework.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital and surplus. An additional amount may be loaned, equal to 10% of capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At March 31, 2024, Home Federal Savings complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Home Federal Savings must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Home Federal Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At March 31, 2024, Home Federal Savings complied with the qualified thrift lender test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases, and other transactions charged to its capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus its retained net income for the preceding two years;
•
the savings association would not be at least adequately capitalized following the distribution;
•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•
the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease-and-desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Home Federal Savings, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•
the savings association would be undercapitalized following the distribution;
•
the proposed capital distribution raises safety and soundness concerns; or
•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. In 2023, the FDIC, the Federal Reserve Board and the OCC issued a final rule to strengthen and modernize the Community Reinvestment Act regulations. The applicability date for the majority of the provisions in the Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Home Federal Savings received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Home Federal Savings. Central Plains Bancshares is an affiliate of Home Federal Savings because of its control of Home Federal Savings. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Home Federal Savings’ authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Home Federal Savings’ capital.

In addition, extensions of credit in excess of certain limits must be approved by Home Federal Savings’ board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct that caused or is likely to cause a financial loss to or have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and maximum amounts are adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well-capitalized and well-managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category.

The OCC may order savings associations that have insufficient capital to take corrective actions. For example, a savings association that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings association is required to guarantee that the savings association complies with the restoration plan. A “significantly undercapitalized” savings association may be subject to additional restrictions. Savings associations deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At March 31, 2024, Home Federal Savings met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. Home Federal Savings is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Home Federal Savings. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Home Federal Savings.

Privacy Regulations. Federal regulations generally require that Home Federal Savings disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Home Federal Savings is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Home Federal Savings has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. Home Federal Savings is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Home Federal Savings are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
•
Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Home Federal Savings also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Home Federal Savings is a member of the Federal Home Loan Bank of Topeka, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Topeka provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Topeka are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Topeka. Home Federal Savings complied with this requirement at March 31, 2024. Based on redemption provisions of the Federal Home Loan Bank of Topeka, the stock has no quoted market value and is carried at cost. Home Federal Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Topeka stock. At March 31, 2024, no impairment has been recognized.

Holding Company Regulation

Central Plains Bancshares is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Central Plains Bancshares and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Home Federal Savings.

As a savings and loan holding company, Central Plains Bancshares’ activities are limited to those activities permissible by law for financial holding companies (if Central Plains Bancshares makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. Central Plains Bancshares does not intend to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, savings and loan holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Central Plains Bancshares to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

For Central Plains Bancshares to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Home Federal Savings must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At March 31, 2024, Home Federal Savings maintained approximately 68.44% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Federal Securities Laws

Central Plains Bancshares common stock is registered with the Securities and Exchange Commission after the conversion and stock offering. Central Plains Bancshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

The registration under the Securities Act of 1933, as amended, of shares of common stock issued in Central Plains Bancshares’ stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Central Plains Bancshares may be resold without registration. Shares purchased by an affiliate of Central Plains Bancshares are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Central Plains Bancshares meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Central Plains Bancshares that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Central Plains Bancshares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Central Plains Bancshares may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures required under the federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person may acquire control of a savings and loan holding company such as Central Plains Bancshares unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Central Plains Bancshares, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Item 1A. Risk Factors.

The material risks and uncertainties that management believes affect us are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein as well as in other documents we file with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Forward-Looking Statements.”

Risks Related to Market Interest Rates

Future changes in interest rates could reduce our profits and asset values.

Net income is the amount by which net interest income and non-interest income exceed non-interest expense and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•
the interest income we earn on interest-earning assets, such as loans and securities; and
•
the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

A substantial portion of our loans are fixed-rate loans. Furthermore, the rates we earn on our other interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. Our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. This imbalance can create significant earnings volatility as market interest rates change over time. Generally, in a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on deposits and our other liabilities.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed rate mortgage loans.

Any substantial, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates may also negatively affect the value of our assets, including the value of our available-for-sale investment securities, which generally decreases when market interest rates rise, and ultimately affect our earnings.

During the year ended March 31, 2024, we had $144,000 net unrealized gains on available-for-sale investment securities caused by market interest rates leveling out during the period. In addition, as a result of rising interest rates, we have experienced a shift in deposits from lower-cost savings, NOW and money market accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly during the year ended March 31, 2024, as we have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates. In addition, not all of our adjustable-rate loans reprice immediately, such that changes in market interest rates take a period of time to affect our portfolio yields.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Risks Related to Our Lending Activities

Our real estate commercial loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2024, commercial real estate loans totaled $123.3 million, or 32.43% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, their repayment can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. We intend to increase our commercial real estate loan portfolio and, as it increases, the corresponding risks and potential for losses from these loans may also increase.

Our commercial and industrial loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2024, commercial and industrial loans totaled $35.0 million, or 9.22% of our loan portfolio. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Further, any collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Our real estate construction loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2024, construction real estate loans totaled $16.0 million, or 4.21% of our loan portfolio. Construction lending involves additional risks when compared with permanent finance lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. As our construction real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

Our historical emphasis on real estate residential loans exposes us to lending risks.

At March 31, 2024, $149.9 million, or 39.41% of our loan portfolio, was secured by one- to four-family residential real estate and multi-family real estate loans. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgage loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover expected credit losses, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial and industrial loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may decide to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans and, in doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Our mortgage banking revenue and the value of our mortgage servicing rights can be volatile.

We plan to continue to sell in the secondary market and to other financial institutions longer-term, conforming and non-conforming fixed-rate and, to a lesser extent, adjustable-rate loans that we originate to generate non-interest income. We also earn revenue from fees we receive for servicing mortgage loans. Changes in interest rates may impact our mortgage banking revenues, which could negatively impact our non-interest income. When rates rise, the demand for mortgage loans usually tends to fall, reducing loan origination volume and the related amount of gains on the sales of loans. Under the same conditions, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, mortgage originations usually tend to increase and the value of our mortgage servicing rights usually tends to decline, also with some offsetting revenue effect.

In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits (including commissions), occupancy, equipment and data processing expense, and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

The foreclosure process may adversely impact our recoveries on non-performing loans.

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic environment, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize our losses.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Home Federal Savings is subject to extensive regulation, supervision and examination by the OCC. Central Plains Bancshares is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and is intended primarily for the protection of the federal deposit insurance fund and the depositors of Home Federal Savings rather than the protection of Central Plains Bancshares’ stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing any acquisitions or establishing or acquiring new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. We have not been subject to fines or other penalties, or have suffered business or reputational harm, as a result of money laundering activities in the past.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments to the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which resulted in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, Home Federal Savings’ ability to pay dividends to Central Plains Bancshares will be limited if Home Federal Savings does not maintain the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to our stockholders.

At March 31, 2024, Home Federal Savings exceeded all applicable regulatory capital requirements and was considered “well capitalized.”

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

Central Plains Bancshares qualifies as an “emerging growth company” under the JOBS Act. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies but not applicable to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As an emerging growth company, Central Plains Bancshares also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We are also a smaller reporting company, and even if we no longer qualify as an emerging growth company, any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

In addition to qualifying as an emerging growth company, Central Plains Bancshares qualifies as a “smaller reporting company” under the federal securities laws. For as long as it continues to be a smaller reporting company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies but not applicable to companies that are not smaller reporting companies, including, but not limited to, reduced financial disclosure obligations and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

The Federal Reserve Board may require us to commit capital resources to support Home Federal Savings.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection may be more expensive or difficult to obtain and could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Economic Conditions

Our financial condition, results of operation and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 8, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services. Additionally, on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the Federal Deposit Insurance Corporation (the “FDIC”) and sold to JP Morgan Chase & Co. These events led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

Notably, the liquidation of Silvergate Bank and the failures of Silicon Valley Bank and Signature Bank were not generally related to the credit quality of their assets, but to poor liquidity management, mismatched funding of long-term assets with short-term funds, and unique business models. The financial distress these banks experienced appears to have been caused in large part by high exposure to certain industries, including cryptocurrency and venture capital and start-up companies operating in the technology space, which have experienced significant volatility and fluctuations in cash flows over the past several years. These banks also had high levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. Silicon Valley Bank in particular appears to have experienced a severe lack of liquidity, forcing it to sell long-term investment securities at significant losses. Ultimately, it was unable to meet its financial commitments and satisfy the cash requirements of its customers.

These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions. These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. Notwithstanding our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention and other related matters, our financial condition, results of operation and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

We have relatively few loans outside of our market area. Consequently, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, and our ongoing operations, costs and profitability. Any of these negative events may result in higher-than expected loan delinquencies, increase our levels of non-performing and classified assets, and reduce demand for our products and services, which may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

A worsening of economic conditions could reduce demand for our products and services and/or increase our level of non-performing loans, which could adversely affect our financial condition and results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. We believe the current general economic conditions in our primary market area are healthy and stable. In addition to local economic conditions, which could have a significant impact on ability of our borrowers to repay their loans and on the value of the collateral securing their loans, deterioration in general economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•
demand for our products and services may decline;
•
loan delinquencies, problem assets and foreclosures may increase;
•
collateral for loans, especially real estate, may decline in value, reducing customers’ future borrowing power and the value of assets and collateral associated with existing loans; and
•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, tariffs and international trade disputes, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Risks Related to our Business Strategy

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities and the level of competition from other financial institutions. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by banking regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current stockholders. Also, the need to raise additional capital may force our management to spend more time in managerial and financing-related activities than in operational activities.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, with favorable terms. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Risks Related to Competitive Matters

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities. Many of these competitors are substantially larger than us and have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

Our smaller size may make it more difficult for us to compete.

Our smaller asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

If there is a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

In addition, we outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to risk that these vendors will not perform according to our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

Our board of directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Home Federal Savings has a standing Technology/Virtual Banking Committee, consisting of the Chief Operating Officer, the Information Technology Manager, information technology staff and staff from other departments within Home Federal Savings. The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. Home Federal Savings also engages outside consultants to support its cybersecurity efforts. The directors of Home Federal Savings do not have significant experience in cybersecurity risk management in other business entities comparable to Home Federal Savings and rely on the Chief Operating Officer, the Information Technology Manager and an information technology service provider for cybersecurity guidance.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. We do not maintain “key-person” life insurance on any member of our senior management team.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to depend more on these sources, which may include Federal Home Loan Bank of Topeka advances, federal funds purchased and brokered certificates of deposit. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.

Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

At March 31, 2024, we had no outstanding borrowings from the Federal Home Loan Bank of Topeka. At March 31, 2024, we had the capacity to borrow $40.1 million from the Federal Home Loan Bank of Topeka, as well as $5.0 million from a private bankers’ bank. We could significantly increase our borrowing capacity from the Federal Home Loan Bank of Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board’s Bank Term Funding Program if needed. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Risks Related to Acquisitions

Acquisitions may disrupt our business and dilute stockholder value.

We evaluate merger and acquisition opportunities with other financial institutions. As a result, negotiations may take place and future mergers or acquisitions with consideration consisting of cash and/or equity securities may occur. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks or businesses may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•
payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;
•
potential exposure to unknown or contingent liabilities of the target company, as well as potential asset quality problems of the target company;
•
potential volatility in reported income associated with goodwill impairment losses;
•
difficulty and expense of integrating the operations and personnel of the target company;
•
inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;
•
potential disruption to our business and diversion of our management’s time and attention;
•
the possible loss of key employees and customers of the target company; and
•
potential changes in banking or tax laws or regulations that may affect the target company.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report, as well as in preparing the other periodic reports and consolidated financial statements Central Plains Bancshares is required to file under the Securities Exchange Act of 1934, as amended, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for credit losses, the determination of the pension liability, as well as the fair value measurements of investment securities. As with any estimate, actual results could differ from those estimates.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our consolidated financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Risks Related to Stock-Based Benefit Plans

Our stock-based benefit plans will increase our expenses and reduce our income.

We intend to adopt one or more new stock-based benefit plans, subject to stockholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under the new stock-based benefit plans. The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards granted under the plans, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time. If we adopt stock-based benefit plans within 12 months following the conversion, the shares of common stock reserved for issuance pursuant to awards of restricted stock and grants of options under such plans would be limited to 4% and 10%, respectively, of the number of shares of our common stock sold in the stock offering. If we adopt stock-based benefit plans more than 12 months after the completion of the conversion, we may adopt plans that allow for greater amounts of awards and options and, therefore, we could award restricted shares of common stock or grant options in excess of these amounts, which would further increase costs.

In addition, we will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we will recognize expense for restricted stock awards and stock options over the vesting period of awards made to recipients.

The implementation of stock-based benefit plans may dilute your ownership interest. Historically, stockholders have approved these stock-based benefit plans.

We intend to adopt one or more new stock-based benefit plans. These plans may be funded either through open-market purchases of our common stock or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of our common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of our stock, our capital levels, alternative uses for our capital and our financial performance. While our intention is to fund the new stock-based benefit plans through open market purchases, stockholders would experience a 9.09% dilution in ownership interest if newly issued shares of our common stock are used to fund stock options in an amount equal to 10% of the shares sold in the stock offering, and all such stock options are exercised, and a 3.85% dilution in ownership interest if newly issued shares of our common stock are used to fund shares of restricted common stock in an amount equal to 4% of the shares sold in the stock offering. Such dilution would also reduce earnings per share. If we adopt the plans more than 12 months following the conversion and stock offering, new stock-based benefit plans would not be subject to these size limitations and stockholders could experience even greater dilution.

The implementation of new stock-based benefit plans is subject to stockholder approval. Historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following a mutual-to-stock conversion have been approved by stockholders.

Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.

Applicable regulations generally restrict us from repurchasing our shares of common stock during the first year following the completion of the conversion. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase our shares of common stock during the first year following the conversion may negatively affect our stock price.

Other Risks Related to Our Business

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key factor in implementing our business strategy is our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during a shutdown. In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our non-performing, criticized and classified assets and a decline in demand for our products and services.

Severe weather, natural disasters and other external events could significantly affect our operations and results.

Severe weather or natural disasters, such as tornados, drought and other adverse external events, could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Accordingly, the occurrence of any such severe weather or natural disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Central Plains Bancshares without our board of directors’ approval. Under regulations applicable to the conversion, for a period of three years following completion of the conversion, no person may offer to acquire or acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board and receive the Federal Reserve Board’s non-objection before acquiring control of a bank holding company or a savings and loan holding company. There also are provisions in our articles of incorporation and bylaws that we may use to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors and other factors may make it more difficult for companies or persons to acquire control of Central Plains Bancshares without the consent of our board of directors, and may increase the cost of an acquisition. Taken as a whole, these statutory or regulatory provisions and provisions in our articles of incorporation and bylaws could result in our being less attractive to a potential acquirer and therefore could adversely affect the market price of our common stock.

Our articles of incorporation provide that, subject to limited exception, state and federal courts in the State of Maryland are the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, and other employees.

The articles of incorporation of Central Plains Bancshares provide that, unless Central Plains Bancshares consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Central Plains Bancshares, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Central Plains Bancshares to Central Plains Bancshares or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Maryland General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine will be conducted in a state or federal court located within the State of Maryland, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision does not apply to claims arising under the federal securities laws. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with Central Plains Bancshares and its directors, officers, and other employees or may cause a stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity is a significant and integrated component of Central Plains Bancshares, Inc. risk management strategy. As a financial services corporation, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, The Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect The Company.

To prepare and respond to incidents, the company has implemented a multi-layered cybersecurity strategy integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of information and network security, data management, business continuity and disaster recovery, privacy, third-party risk management, and incident response. The company engages third-party consultants and independent auditors to, among other things, conduct penetration and vulnerability tests, monitor systems, perform cybersecurity risk assessments, and conduct audits.

The Information Technology Department is primarily responsible for identifying, assessing, and managing material risks from cybersecurity threats. The Information Technology Department is managed by the IT Manager who reports directly to the Executive Vice President/Chief Operations Officer (COO). The IT Manager has more than seven years of experience with the company and additional years of experience in the information technology (“IT”) field. The IT Manager is assisted in overseeing Information Technology by an IT Managed Service Provider firm. The IT Manager and COO oversee the information security program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security & Network System Policy identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster).

The Information Technology Department conducts on-going meetings and reviews with the IT Managed Service Provider to ensure the latest threats and vulnerabilities are addressed. This includes patch management. Quarterly external penetration and vulnerability testing is conducted by a third-party IT audit firm. Business continuity/ disaster recovery testing and incident response plan testing is conducted annually by the Board appointed Disaster Recovery Committee. In addition, the company participates in annual disaster recover exercises with its core IT system provider. The Board appointed Technology Committee provides oversight of policies and receives updates including cybersecurity, systems, IT assets and control policies. The COO is a member of the Technology Committee and the Disaster Recovery Commit and information from committee meetings and testing is reported to the Board.

The company has implemented an Incident Response Plan to provide a structured incident response process for information security incidents that affect any of the information technology systems, network, or data of the company. The Incident Response Plan is implemented and maintained by the COO.

Risk Assessment

On a periodic basis, but not less than annually, the COO, with the assistance of IT Department and Compliance/Risk Management staff, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessments, the company's processes and policies may be revised to protect against any anticipated threats or hazards to the security or integrity of such information.

Response to Security Vulnerabilities

In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

•
Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches.
•
Ensuring that changes to security configurations are documented, approved, and tested when possible.
•
Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
•
Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
•
Conducting subsequent penetration testing and vulnerability assessments, as warranted.

•
Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the company.

Internal Controls, Audit, and Testing

Regular internal monitoring is integral to the risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration and vulnerability testing to test the effectiveness of security controls and preparedness measures is conducted at least annually (generally quarterly for external testing and every 12 to 18 months for internal testing) or more often, if warranted by the risk assessment or other external factors. The COO and IT Manager determine the scope and objectives of the penetration and vulnerability analysis and audits.

Service Providers

Like many companies, the company relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, the company maintains a Vendor Management Program, which is implemented through a Vendor Management Program Policy and includes an onboarding process and periodic reviews of vendors with access to sensitive data. The Vendor Management Program is audited as part of IT audits.

Employees and Training

Employees are the first line of defense against cybersecurity measures. Each employee is responsible for protecting corporation and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the company. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting

At least annually, the Annual Electronic Data Processing Report & Risk Assessment is presented to the Board. The report provides an overview of IT operations, core providers, IT policies, audit and testing information, and IT strategic accomplishments and future planned IT initiatives. The report also includes an IT Risk Assessment and risk matrix. IT audit findings are included on the Master Exam/Audit Tracking Report of Action Items which is presented to the Board bi-monthly.

Program Adjustments

The COO, with the assistance of the IT Manager, monitors, evaluates, and adjusts the Information Security & Network Systems Policy considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan

To ensure that information security incidents can be recovered from quickly and with the least impact to the company and its customers, the company maintains an Incident Response Policy which is designed to work in conjunction with the Disaster Recover/Business Continuity Plan. The COO is responsible for implementing and maintaining the Incident Response Policy.

Item 2. Properties.

We operate from our main office in Grand Island, Nebraska, six branch offices located in Grand Island, Hastings, Holdrege, Lexington and Superior, Nebraska, a drive-up facility in Grand Island, Nebraska and a loan production office in Lincoln, Nebraska. At March 31, 2024, the net book value of our properties (including furniture, fixtures and equipment) was $5.9 million. We own seven of our properties and lease the remaining two properties. Our properties range in size from 1,150 square feet to 12,197 square feet. Although we believe that our current facilities are adequate to meet our present and foreseeable needs, we intend to establish a branch office in Lincoln, Nebraska, as a replacement for our loan production office currently located in Lincoln. We currently anticipate opening this office in the second quarter of 2025.

Item 3. Legal Proceedings.

At March 31, 2024, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market, Holder and Dividend Information.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CPBI.” The approximate number of holders of record of Central Plains Bancshares, Inc.’s common stock as of June 17, 2024 was 262. Certain shares of Central Plains Bancshares, Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

We do not currently intend to pay cash dividends to our stockholders, and no assurances can be given that any such dividend will be paid in the future. The payment and amount of any dividends will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for long-term value of stockholders; tax considerations; and general economic conditions.

Sales of Unregistered Securities.

Not applicable.

Use of Proceeds.

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

Stock Repurchases.

There were no repurchases of our shares of common stock during the year ended March 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Central Plains Bancshares provided in this document.

Overview

Central Plains Bancshares conducts its operations primarily through Home Federal Savings. Home Federal Savings’ business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans secured by properties located in our primary market area, as well as commercial real estate loans. To a lesser extent, we also originate commercial and industrial loans, multi-family residential real estate loans, construction and land development loans, agricultural real estate and non-real estate loans and consumer loans. We offer a variety of deposit accounts including checking accounts, savings accounts and certificate of deposit accounts. In addition, we offer electronic banking services including mobile banking, on-line banking and bill pay, and electronic funds transfer via Zelle®. We have not needed to use significant levels of borrowings to fund our operations in recent years. Home Federal Savings is subject to comprehensive regulation and examination by the OCC.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of interchange income, service charges on deposit accounts, servicing fees on loans and gain on sale of loans. Non-interest expense currently consists primarily of salaries and employee benefits, data processing, occupancy and equipment and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

The following are our accounting policies that require significant judgments and estimates.

Allowance for Credit Losses. Determining the allowance for loan and lease losses has historically been identified as a critical accounting policy. On April 1, 2023, we adopted the new CECL accounting methodology. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaced the previous existing impairment models, which generally required that a loss be incurred before it is recognized.

Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside our control, there is uncertainty inherent in these estimates. Our estimate of lifetime expected credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions and other factors outside of our control. Changes in such estimates could significantly impact our allowance and provision for credit losses. See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for a discussion of our allowance for credit losses.

Investment Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. We did not have any securities classified as trading at March 31, 2024 or 2023.

Purchased premiums and discounts are amortized and accreted to the earlier of call or maturity of the related security using the interest method. Realized gains and losses on the sale of securities are recognized on the specific identification method in the statements of income.

Management monitors securities for other-than-temporary impairment. If we intend to sell the security or will more likely than not be required to sell the security before recovery of the entire amortized cost basis, then an other-than-temporary impairment has occurred. However, even if we do not intend to sell the security and will not likely be required to sell the security before recovery of its entire amortized cost basis, we must evaluate expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recorded as a loss in the statement of income and the non-credit component is recognized through other comprehensive income (loss).

Pension Liability. We have a defined benefit pension plan covering certain employees. Our funding policy with respect to the pension plan is to contribute, at a minimum, amounts sufficient to meet minimum funding requirements as set by law. Pension expense is determined by an external actuarial valuation based on assumptions that are evaluated annually as of March 31, the measurement date for the pension obligation. The service cost component of pension expense is reflected as “Salaries and Employee Benefits” in the Consolidated Statements of Income. All other components of pension expense are reflected as “Other General and Administrative Expenses”.

The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The discount rate is determined by matching the anticipated defined pension plan cash flows to the spot rates of a high-quality corporate bond index/yield curve and solving for the single equivalent discount rate which would produce the same present value. This methodology is applied consistently from year to year. The discount rate utilized in 2024 was 5.20%.

The weighted average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government-agency debt securities, and real estate investments. The weighted average expected long-term rate of return on plan assets utilized for 2023 was 5.00%. We anticipate using a weighted average expected long-term rate of return on plan assets of 5.40% in 2024.

The assumed rate of annual compensation increases of 3.50% in 2024 reflected expected trends in salaries and the employee base.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 14 of the Notes to the Consolidated Financial Statements.

Selected Financial Data

The following tables set forth selected historical financial and other data at the dates and for the fiscal years presented. The information at and for the fiscal years ended March 31, 2024 and 2023 is derived in part from, and should be read together with, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	At March 31,
	2024	2023
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$463,278	$437,792
Cash and cash equivalents	11,454	16,563
Investment securities held-to-maturity	307	422
Investment securities available-for-sale	60,356	57,842
Loans, net of allowance for loan losses	374,389	348,337
Total liabilities	385,001	399,126
Deposits	375,145	390,952
Borrowings	—	—
Total equity	$78,277	$38,666

	For the year ended March 31,
	2024	2023
	(Dollars in thousands)
Selected Operating Data:
Interest income	$20,963	$16,143
Interest expense	6,490	2,741
Net interest income before provision for loan losses	14,473	13,402
Provision for loan losses	88	2,877
Net interest income after provision for loan losses	14,385	10,525
Non-interest income	2,853	2,278
Non-interest expense	12,602	10,840
Income before income tax expense	4,636	1,963
Income tax expense	877	317
Net income	$3,759	$1,646

	At or For the Years Ended March 31,
	2024	2023
Performance Ratios:
Return on average assets (1)	0.84%	0.39%
Return on average equity (2)	8.22%	4.39%
Interest rate spread (3)	2.61%	3.04%
Net interest margin (4)	3.36%	3.27%
Non-interest expense to average assets	2.84%	2.55%
Efficiency ratio (5)	72.73%	69.13%
Average interest-earning assets to average interest-bearing liabilities	149.68%	133.89%
Gross loans to deposits ratio	101.36%	90.47%
Capital Ratios:
Total capital to risk-weighted assets	18.01%	13.45%
Tier 1 capital to risk-weighted assets	16.75%	12.20%
Common equity tier 1 capital to risk-weighted assets	16.75%	12.20%
Tier 1 capital to average assets	13.98%	10.12%
Average equity to average assets	10.19%	8.83%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.54%	1.53%
Allowance for loan losses as a percentage of non-performing loans	885.20%	526.46%
Net (recoveries) charge offs to average outstanding loans during the period	(0.02%)	0.70%
Non-performing loans as a percentage of total loans	0.17%	0.29%
Non-performing loans as a percentage of total assets	0.14%	0.23%
Total non-performing assets as a percentage of total assets	0.14%	0.29%
Other:
Number of offices	9	9
Number of full-time equivalent employees	71	71

(1)
Represents net income divided by average total assets.
(2)
Represents net income divided by average equity.
(3)
Represents the difference between the weighted average yield on interesting-earning assets and the weighted average cost of interest-bearing liabilities.

(4)
Represents net interest income as a percent of average interest-earning assets.
(5)
Represents non-interest expense divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at March 31, 2024 and March 31, 2023

Total Assets. Total assets increased $25.5 million, or 5.8%, to $463.3 million at March 31, 2024 from $437.8 million at March 31, 2023. The increase was primarily due to a $26.1 million, or 7.5%, increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.1 million, or 30.8%, to $11.5 million at March 31, 2024 from $16.6 million at March 31, 2023. This decrease was primarily due to an increase in loan funding and a decrease in interest bearing deposits in other banks, partially offset by cash received in connection with the initial public offering of the Company's common stock. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Investment Securities Available for Sale. Securities available-for-sale increased $2.5 million, or 4.3%, to $60.4 million at March 31, 2024 from $57.8 million at March 31, 2023. We purchased $11.6 million in securities, received principal payments of $9.0 million, had net premium amortization and discount accretion of $160,000 and had an increase in the unrealized gain on the securities portfolio of $144,000 during the year ended March 31, 2024.

Gross Loans. Gross loans held for investment increased $26.5 million, or 7.5%, to $380.2 million at March 31, 2024 from $353.7 million at March 31, 2023. We experienced increases in all loan categories except for construction real estate loans. The largest increase was in commercial real estate loans, which increased $20.9 million, or 20.4%, to $123.3 million from $102.4 at March 31, 2023.

Total Deposits. Total deposits decreased $15.9 million, or 4.0%, to $375.1 million at March 31, 2024 from $391.0 million at March 31, 2023. This decrease was the result of a dividend of half the net proceeds received as part of the conversion. As of September 30, 2023, prior to the conversion, the Company held a deposit account at the Association of approximately $38.0 million. Subsequent to the conversion, the balance of the deposit account held at the Association was eliminated during consolidation.

Non-interest bearing deposits decreased $6.3 million, or 8.7%, to $66.9 million at March 31, 2024 from $73.2 million at March 31, 2023. Time certificates of deposit and individual retirement accounts increased $27.8 million, or 32.5%, to $113.4 million at March 31, 2024 from $85.6 million at March 31, 2023, as we believe that long-term customers have sought higher-yield deposits as a result of recent increases in market interest rates. We also had brokered deposits of $8.1 million at March 31, 2023 that are included in the $85.6 million total.

Borrowings. We had no borrowings at March 31, 2024 or March 31, 2023. We have had limited borrowings in recent periods, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations, although we will utilize FHLB advances as needed to support increased loan funding.

Total Equity. Total equity increased $39.6 million, or 102.4% to $78.3 million at March 31, 2024 from $38.7 million at March 31, 2023. This increase in total equity is the result of the net proceeds of the stock offering, less unallocated shares of the ESOP. Net income of $3.8 million for the period ended March 31, 2024 and other comprehensive income of $34,000, was offset by a reduction in equity of $402,000 resulting from increasing our allowance for credit losses in connection with our adopting the CECL accounting methodology effective April 1, 2023.

Average Balance Sheets and Related Yields and Rates

The following table sets forth average annualized balance sheets, average yields and costs, and certain other information for the periods presented. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan fees are included in interest income on loans and are not material.

	Year Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$361,978	$18,958	5.24%	$340,832	$14,666	4.30%
Mortgage-backed securities	51,332	1,551	3.02%	56,831	1,177	2.07%
Investment securities (1)	7,080	174	2.46%	7,858	178	2.27%
Interest-bearing deposits and other	10,010	280	2.80%	4,187	122	2.91%
Total interest-earning assets	430,400	20,963	4.87%	409,708	16,143	3.94%
Non-interest-earning assets	13,267			15,030
Total assets	$443,667			$424,738

Interest-bearing liabilities:
Savings accounts	$41,485	154	0.37%	$52,319	72	0.14%
Money market accounts	21,788	450	2.07%	25,977	192	0.74%
NOW accounts	118,944	1,877	1.58%	160,342	1,226	0.76%
Certificates of deposit	86,845	3,413	3.93%	40,373	667	1.65%
Individual retirement accounts	16,529	491	2.97%	15,454	222	1.44%
Total interest-bearing deposits	285,591	6,385	2.24%	294,465	2,379	0.81%
Borrowings	1,951	105	5.38%	11,531	362	3.14%
Total interest-bearing liabilities	287,542	6,490	2.26%	305,996	2,741	0.90%
Other non-interest-bearing liabilities	110,924			81,257
Total liabilities	398,466			387,253
Total equity	45,201			37,485
Total liabilities and total equity	$443,667			$424,738
Net interest income		$14,473			$13,402
Net interest rate spread (2)			2.61%			3.04%
Net interest-earning assets (3)	$142,858			$103,712
Net interest margin (4)			3.36%			3.27%
Average interest-earning assets to interest-bearing liabilities	149.68%			133.89%

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

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years presented. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Years Ended March 31, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:	(Dollars in thousands)
Loans	$1,391	$2,901	$4,292
Mortgage-backed securities	34	340	374
Investment securities (1)	—	(4)	(4)
Interest-bearing deposits and other	186	(28)	158
Total interest-earning assets	1,611	3,209	4,820

Interest-bearing liabilities:
Savings accounts	109	(27)	82
Money market accounts	(25)	283	258
Now accounts	808	(157)	651
Certificates of deposits	926	1,820	2,746
Individual retirement accounts	21	248	269
Borrowings	(257)	—	(257)
Total interest-bearing liabilities	1,583	2,166	3,749
Change in net interest income	$28	$1,043	$1,071

(1)
Represents investments in municipal bonds.

Comparison of Operating Results for the Years Ended March 31, 2024 and 2023

General. Net income increased $2.2 million, or 128.4%, to $3.8 million for the year ended March 31, 2024, compared to $1.6 million for the year ended March 31, 2023. This increase was due primarily to $2.9 million in provision for credit losses for the year ended March 31, 2023, while only an $88,000 provision was required for the year ended March 31, 2024. The Association recorded a significant provision for credit losses as the Association recognized a charge-off of $2.4 million in the commercial non-real estate category during 2022.

Interest and Dividend Income. Interest and dividend income increased $4.9 million, or 29.9%, to $21.0 million for the year ended March 31, 2024 from $16.1 million for the year ended March 31, 2023. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates.

Interest income on loans increased $4.3 million, or 29.3%, to $19.0 million for the year ended March 31, 2024 from $14.7 million for the year ended March 31, 2023. The average balance of loans increased $21.2 million, or 6.2%, to $362.0 million for the year ended March 31, 2024 from $340.8 million for the year ended March 31, 2023. The increase is due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 94 basis points to 5.24% for the year ended March 31, 2024 from 4.30% for the year ended March 31, 2023. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $370,000, or 27.3%, to $1.7 million for the year ended March 31, 2024 from $1.4 million for the year ended March 31, 2023, due to an 86 basis point increase in the average yield from 2.09% for the year ended March 31, 2023 to 2.95% for the year ended March 31, 2024. The increase was offset by a $6.3 million decrease in the average balance of securities to $58.4 million for the year ended March 31, 2024 from $64.7 million for the year ended March 31, 2023. This decrease in the average balance of securities is attributed to paydowns received over the period.

Interest Expense. Interest expense increased $3.8 million, or 136.8%, to $6.5 million for the year ended March 31, 2024 compared to $2.7 million for the year ended March 31, 2023, due primarily to increases in the average balance and higher costs of interest-bearing liabilities.

Interest expense on deposits increased $4.0 million, or 168.4%, to $6.4 million for the year ended March 31, 2024 compared to $2.4 million for the year ended March 31, 2023. The increase was due to a 143 basis point increase in the average cost of deposits to 2.24% for the year ended March 31, 2024 from 0.81% for the year ended March 31, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $46.5 million to $86.8 million for the year ended March 31, 2024 from $40.3 million for the year ended March 31, 2023.

Interest expense on FHLB borrowings decreased $257,000, or 71.0%, to $105,000 for the year ended March 31, 2024 compared to $362,000 for the year ended March 31, 2023. The decrease was due to a decrease in the average balance of borrowings of $9.5 million, or 83.1%, to $2.0 million for the year ended March 31, 2024 compared to $11.5 million for the year ended March 31, 2023.

Net Interest Income. Net interest income increased $3.9 million, or 36.7%, to $14.4 million for the year ended March 31, 2024 compared to $10.5 million for the year ended March 31, 2023.

Our interest rate spread decreased 43 basis points to 2.61% for the year ended March 31, 2024, compared to 3.04% for the year ended March 31, 2023, and our net interest margin increased nine basis points to 3.36% for the year ended March 31, 2024 compared to 3.27% for the year ended March 31, 2023.

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

We recorded a provision for credit losses of $88,000 for the year ended March 31, 2024 compared to a provision for loan losses of $2.9 million for the year ended March 31, 2023. In addition, we recognized a reduction in beginning retained earnings of $402,000 related to an increase in our allowance for credit losses in connection with our adoption of CECL. Our allowance for credit losses was $5.9 million at March 31, 2024 compared to an allowance for loan losses of $5.4 million at March 31, 2023. The ratio of our allowance for credit/loan losses to total loans was 1.54% at March 31, 2024 compared to 1.53% at March 31, 2023.

We had charge-offs of $6,000 and recoveries of $72,000 for the year ended March 31, 2024, compared to charge-offs of $2.5 million and recoveries of $67,000 for the year ended March 31, 2023.

To the best of our knowledge, we have recorded all lifetime expected credit losses on loans and unfunded commitments at March 31, 2024. However, future changes could result in material increases in our provision for credit losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

Non-Interest Income. Non-interest income increased $575,000, or 25.2%, due to our increase in loan sales during fiscal year 2024, to $2.9 million for the year ended March 31, 2024 compared to $2.3 million for the year ended March 31, 2023. Service charges on deposit accounts increased $97,000, or 14.4%, to $769,000 for the year ended March 31, 2024 compared to $672,000 for the year ended March 31, 2023, primarily due to increases in overdraft income and debit card usage. Other income increased $296,000, or 177.2%, to $463,000 for the year ended March 31, 2024 compared to $167,000 for the year ended March 31, 2023, due primarily to the recovery of loans previously written off on the books of an acquired institution. Gain on sale of loans increased $98,000, or 101.0%, to $195,000 for the year ended March 31, 2024 from $97,000 for the year ended March 31, 2023.

Non-Interest Expense. Non-interest expense increased $1.8 million, or 16.3%, to $12.6 million for the year ended March 31, 2024 from $10.8 million for the year ended March 31, 2023. Salaries and employee benefits increased $1.3 million, or 24.0%, to $6.9 million for the year ended March 31, 2024 from $5.6 million for the year ended March 31, 2023, due to the reversal of the executive bonus accrual in November 2022. Executive bonus accruals are calculated monthly based on a forecast of year-end earnings. However, due to a significant provision for credit losses the Association recognized during 2022, it was determined that no executive bonus payouts would occur for the year ending March 31, 2023. Additionally, the Association entered into an Employee Stock Ownership Plan at the closing of the conversion, which resulted in additional ESOP related expenses of $161,000 during the year ended March 31, 2024.

Federal deposit insurance premiums increased $70,000, or 40.9%, to $241,000 for the year ended March 31, 2024 from $171,000 for the year ended March 31, 2023, due to a combination of an increase in deposits and an increase in federal deposit insurance premium rates.

Income Tax Expense. Income tax expense increased $560,000, or 176.7%, to $877,000 for the year ended March 31, 2024 from $317,000 for the year ended March 31, 2023. The effective tax rate for the years ended March 31, 2024 and 2023 were 18.9% and 16.2%, respectively. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits.

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

The following table sets forth, at March 31, 2024, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$16,901	(2.56)%
300	17,011	(1.93)
200	17,124	(1.27)
100	17,229	(0.67)
Base	17,345	—
(100)	17,418	0.42
(200)	17,451	0.61
(300)	17,490	0.84
(400)	17,540	1.12

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at March 31, 2024, we would have experienced a 1.27% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.61% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at March 31, 2024, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$90,979	$(6,155)	(6.34)%	24.06%	137
300	93,418	(3,716)	(3.83)	23.97	128
200	94,739	(2,395)	(2.47)	23.59	90
100	94,660	(2,474)	(2.55)	22.87	18
Base	97,134	—	—	22.69	—
(100)	90,911	(6,223)	(6.41)	20.55	(214)
(200)	82,171	(14,963)	(15.40)	18.10	(459)
(300)	70,465	(26,669)	(27.46)	15.14	(755)
(400)	61,633	(35,501)	(36.55)	12.92	(977)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at March 31, 2024, we would have experienced a 2.47% decrease in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 15.40% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $40.1 million at March 31, 2024. The FHLB has sole discretion to deny additional advances. Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at March 31, 2024. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed.

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

For the year ended March 31, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $5.1 million. Net cash provided by operating activities amounted to $5.7 million, primarily due to net income of $3.8 million. Net cash used in investing activities amounted to $31.1 million, primarily due to a net increase in loans of $26.4 million and the purchase of available-for-sale investment securities of $11.6 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $9.0 million. Net cash provided by financing activities amounted to $20.3 million, consisting primarily of the activity in deposit accounts and proceeds from the issuance of common stock.

For the year ended March 31, 2023, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $2.4 million. Net cash provided by operating activities amounted to $4.5 million. Net cash used in investing activities amounted to $32.9 million, primarily due to a net increase in loans of $44.6 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $11.9 million. Net cash provided by financing activities amounted to $26.0 million, primarily due to a net increase in deposits of $26.0 million. For further information, see the statements of cash flows contained in the consolidated financial statements.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2024, Home Federal Savings was categorized as well-capitalized for bank regulatory purposes. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 8 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At March 31, 2024, we had $41.7 million of unfunded loan commitments, $8.0 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit (excluding retirement account deposits) that are scheduled to mature in less than one year from March 31, 2024 totaled $92.2 million at March 31, 2024. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Topeka advances or our private bankers’ bank line of credit or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Annual Report have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Current Accounting Developments

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL. ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision-making process. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaced the previous existing impairment models, which generally required that a loss be incurred before it is recognized.

The Company adopted ASC 326 and all related subsequent amendments thereto effective on April 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment for the adoption of CECL resulted in an increase in the allowance for credit losses on loans of $299,000, which is presented as a reduction to net loans outstanding, and the establishment of an allowance for credit losses on unfunded loan commitments of $210,000, which is recorded within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company recorded a net decrease to retained earnings of $402,000, as of April 1, 2023, for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after April 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The following table illustrates the impact of ASU 2016-13 adoption:

	Allowance for credit losses as reported under ASU 2016-13	Allowance pre-ASU 2016-13 Adoption	Impact on Allowance of ASU 2016-13 Adoption
Assets:	(Dollars in thousands)
Real Estate - Construction	$362	$334	$28
Real Estate - Commercial	1,144	2,048	(904)
Real Estate - Residential	2,061	1,286	775
Commercial Non-Real Estate	1,365	915	450
Agricultural	229	484	(255)
Other Consumer	295	157	138
Land Development and Sanitary & Improvement Districts (SIDs)	255	188	67
Allowance for credit losses for all loans	$5,711	$5,412	$299

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements, including supplemental data, of Central Plains Bancshares, Inc. and its consolidated subsidiaries begins on page 40 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls & Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the First Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the First Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “—Delinquent Section 16(a) Reports,” “—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Recommendations by Stockholders,” and “Meetings and Committees of the Board of Directors—Audit Committee” is incorporated herein by reference.

Item 11. Executive Compensation.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Proposal 1—Election of Directors—Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Voting Securities and Principal Holders—Principal Holders” is incorporated herein by reference.

Equity Compensation Plan Information

Other than our employee stock ownership plan, no equity securities of the Company are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors—Transactions with Certain Related Persons” and “—Board Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1

Articles of Incorporation of Central Plains Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Central Plains Bancshares, Inc. with the Securities and Exchange Commission on November 14, 2008)

3.2

Bylaws of Central Plains Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Central Plains Bancshares, Inc. with the Securities and Exchange Commission on November 14, 2008)

4.1

Form of Common Stock Certificate of Central Plains Bancshares, Inc. (Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 (file no. 333-155388), initially filed by Central Plains Bancshares, Inc. with the Securities and Exchange Commission on November 14, 2008)

4.2*	Description of Registrant's Securities
10.1	Employment Agreement with Steven D. Kunzman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (file no. 001-41844), filed with the SEC on October 26, 2023).
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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF CENTRAL PLAINS BANCSHARES, INC.

2024 and 2023 Consolidated Annual Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Central Plains Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Central Plains Bancshares, Inc. and its Subsidiary (the “Company”) as of March 31, 2024 and 2023, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective April 1, 2023 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously acceptable generally accepted accounting principles. Our opinion is not modified with respect to this matter.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2023.

Chicago, Illinois

June 21, 2024

PART I—FINANCIAL INFORMATION

Item 17. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Year ended March 31,
	2024	2023
	(Dollars in thousands)
Assets:
Cash and due from banks	$6,291	$7,915
Interest-bearing deposits in other banks	5,163	8,648
Total cash and cash equivalents	11,454	16,563
Investment securities - available for sale	60,356	57,842
Investment securities - held to maturity	307	422
Loans - net of allowance of $5,860 and $5,412, respectively	374,389	348,337
Accrued interest receivable	2,249	1,727
Federal Home Loan Bank (FHLB) stock - at cost	584	563
Premises and equipment, net	5,867	4,104
Deferred income taxes	3,344	3,292
Mortgage servicing rights	403	434
Other assets	4,325	4,508
Total assets	$463,278	$437,792
Liabilities:
Deposits:
Non-interest bearing deposits	$66,891	$73,248
Interest-bearing
Demand and NOW checking	127,077	157,337
Money market	24,287	24,887
Savings	43,461	49,844
Time deposits over $250,000	34,381	31,376
Other time deposits	79,048	54,260
Total deposits	375,145	390,952
Pension liability	2,255	2,310
Advances from borrowers for taxes and insurance	1,806	1,719
Accrued interest payable	1,893	668
Accounts payable, accrued expenses and other liabilities	3,902	3,477
Total liabilities	385,001	399,126
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,130,815 shares issued and outstanding)	41	—
Additional paid-in capital	39,318	—
Retained earnings	47,130	43,773
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(3,139)	—
Accumulated other comprehensive loss	(5,073)	(5,107)
Total stockholders' equity	78,277	38,666
Total liabilities and stockholders' equity	$463,278	$437,792

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended March 31,
	2024	2023
	(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$18,958	$14,666
Investment securities	1,725	1,355
FHLB stock	29	35
Federal funds sold	251	87
Total interest and dividend income	20,963	16,143
Interest expense:
Deposits	6,385	2,379
Borrowings under FHLB advances	105	362
Total interest expense	6,490	2,741
Net interest income before provision for credit losses	14,473	13,402
Provision for credit losses	88	2,877
Net interest income after provision for credit losses	14,385	10,525
Non-interest income:
Servicing fees on loans	129	303
Service charges on deposit accounts	769	672
Interchange income	1,293	1,041
Gain on sale of loans	195	97
Gain (loss) from real estate owned and other repossessed assets, net	4	(2)
Other	463	167
Total non-interest income	2,853	2,278
Non-interest expense:
Salaries and employee benefits	6,949	5,606
Occupancy and equipment	1,041	1,062
Data processing	1,826	1,740
Federal deposit insurance premiums	241	171
Debit card processing	252	223
Advertising	308	321
Other general and administrative expenses	1,985	1,717
Total non-interest expense	12,602	10,840
Income before income tax expense	4,636	1,963
Income tax expense	877	317
Net income	$3,759	$1,646
Basic and diluted earnings per share	$2.19	n/a
Weighted average shares outstanding	1,717,941	n/a

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31,
	2024	2023
	(Dollars in thousands)
Net income	$3,759	$1,646
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period on available-for-sale securities	144	(3,398)
Minimum pension liability adjustment	(101)	1,649
Other comprehensive income (loss), before tax	43	(1,749)
Income tax (expense) benefit for other comprehensive income (loss)	(9)	367
Other comprehensive income (loss) - net of tax	34	(1,382)
Comprehensive income	$3,793	$264

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
Balance at March 31, 2022	—	$—	$—	$42,127	$(3,725)	$—	$38,402
Net income	—	—	—	1,646	—	—	1,646
Other comprehensive loss - net of tax	—	—	—	—	(1,382)	—	(1,382)
Balance at March 31, 2023	—	$—	$—	$43,773	$(5,107)	$—	$38,666
Adoption of ASU 326 credit losses, net of tax	—	—	—	(402)	—	—	(402)
Net income	—	—	—	3,759	—	—	3,759
Proceeds of stock offering and issuance of common shares (net of issuance costs of $1.9 million)	4,130,815	41	39,323	—	—	—	39,364
Purchase of common shares by the ESOP (330,465 shares)	—	—	—	—	—	(3,305)	(3,305)
ESOP shares committed to be released	—	—	(5)	—	—	166	161
Other comprehensive income - net of tax	—	—	—	—	34	—	34
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,759	$1,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	503
Gain on sale of loans	(195)	(97)
Amortization of premium and accretion of discount on securities, net	160	305
Deferred income tax expense	46	78
Provision for credit losses	88	2,877
Origination of loans held for sale	(11,756)	(5,841)
ESOP expense	161	—
Proceeds from sales of loans held for sale	11,951	5,938
Contributions to pension plan	600	600
Change in assets and liabilities:
Accrued interest receivable	(522)	(382)
Mortgage servicing rights	31	129
Other assets	183	(282)
Accrued interest payable	1,225	453
Accounts payable, accrued expenses and other liabilities	(541)	(1,453)
Net cash provided by operating activities	5,708	4,474
Cash flows from investing activities:
Net change in loans	(26,439)	(44,607)
Purchase of investment securities available for sale	(11,564)	—
Principal paydowns from investment securities available for sale	9,034	11,899
Principal paydowns from investment securities held to maturity	115	146
Purchase of FHLB stock	(21)	(63)
Purchase of premises and equipment	(2,281)	(303)
Net cash used in investing activities	(31,156)	(32,928)
Cash flows from financing activities:
Net change in deposits	(15,807)	25,949
Net change in advances from borrowers for taxes and insurance	87	89
Proceeds from issuance of common stock, net of costs	39,364	—
Loan to ESOP	(3,305)	—
Net cash provided by financing activities	20,339	26,038
Net decrease in cash and cash equivalents	(5,109)	(2,416)
Cash and cash equivalents—beginning of period	16,563	18,979
Cash and cash equivalents—end of period	$11,454	$16,563
Supplemental disclosures of cash flow information:
Cash paid for taxes	$750	$225
Cash paid for interest	$5,265	$1,926

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements (“the financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

Nature of Operations—Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island (the “Association”), upon conversion into the stock form of organization, which was completed on October 19, 2023. The audited financial statements, as well as other financial information at or prior to October 19, 2023, contained in this Annual Report on Form 10-K relate solely to the consolidated financial results of Home Federal Savings and Loan Association of Grand Island and Subsidiary.

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

Certain items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or equity.

Use of Estimates—In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for credit losses, the determination of the pension liability, as well as the fair value measurements of investment securities. As with any estimate, actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, federal funds sold, demand deposits at other financial institutions, and short-term investments with maturities of three months or less when purchased.

Investment Securities—The Company adopted ASC 326 on April 1, 2023, which significantly changed the guidance for recognizing impairment of financial instruments, including debt securities classified as held to maturity or available for sale. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. The Company did not have any securities classified as trading at March 31, 2024 or 2023.

Purchased premiums and discounts are amortized and accreted to the earlier of call or maturity of the related security using the effective interest method. Realized gains and losses on the sale of securities are recognized on the specific identification method in the statements of income.

For periods prior to April 1, 2023, management monitored securities for other-than-temporary-impairment (OTTI). If the Company intended to sell the security or was more likely than not to be required to sell the security before recovery of the entire amortized cost basis, then an OTTI had occurred. However, even if the Company did not intend to sell the security and would not likely be required to sell the security before recovery of its entire amortized cost basis, the Company would evaluate expected cash flows to be received to determine if a credit loss had occurred. In the event of a credit loss, the credit component of the impairment was recorded as a loss in the statement of income and the non-credit component was recognized through other comprehensive income (loss).

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future are stated at the amount of unpaid principal less an allowance for credit losses and any deferred fees or costs on originated loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on loans is discontinued when management believes that the borrower may be unable to make payments as scheduled, generally when a loan becomes contractually delinquent for three months or more. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received in excess of principal due. Loan origination fees and commitment fees offset by certain direct loan origination costs are deferred and recognized over the contractual life of the loan as a yield adjustment.

Liquidation Account—In connection with the mutual-to-stock conversion, we established a special “liquidation account” for the benefit of certain depositors of the Association in an amount equal to the Association's equity as of the date of the latest balance sheet contained in the prospectus prior to the consummation of the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.

Accounting Developments—In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL. ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision-making process. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaced the previous existing impairment models, which generally required that a loss be incurred before it is recognized.

The Company adopted ASC 326 and all related subsequent amendments thereto effective on April 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment for the adoption of CECL resulted in an increase in the allowance for credit losses on loans of $299,000, which is presented as a reduction to net loans outstanding, and the establishment of an allowance for credit losses on unfunded loan commitments of $210,000, which is recorded within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company recorded a net decrease to retained earnings of $402,000, as of April 1, 2023, for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after April 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

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

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Company has identified seven portfolio segments and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are real estate – construction, real estate – commercial, real estate – residential, commercial – non-real estate, agriculture, other consumer and land development/sanitary improvement districts (SIDS). The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for Company-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company's loss history and credit risk within our portfolio.

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

Accrued interest receivable on loans was $2.2 million at March 31, 2024 and $1.7 million at March 31, 2023.

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

A loan was considered impaired when it was probable that all principal and interest amounts due would not be collected in accordance with the loan’s contractual terms. Except for TDRs, consumer loans within any class are generally not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, were considered to be impaired.

The allowance established for probable losses on specific loans was based on a periodic analysis and evaluation of classified loans. Specific reserves for impaired loans were measured and recognized to the extent that the recorded investment of an impaired loan exceeds its value based on either the fair value of the loan’s underlying collateral less costs to sell, the calculated present value of projected cash flows discounted at the contractual effective interest rate or the loan’s observable fair value.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at March 31, 2024 and March 31, 2023:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,859	$43	$(2,193)	$22,709
GNMA bonds	4,456	2	(52)	4,406
FNMA bonds	28,241	142	(2,322)	26,061
Municipal bonds	8,628	—	(1,448)	7,180
Total securities available-for-sale	$66,184	$187	$(6,015)	$60,356

Securities held-to-maturity
FHLMC bonds	$85	$—	$—	$85
GNMA bonds	57	—	(1)	56
FNMA bonds	165	—	(1)	164
Total securities held-to-maturity	$307	$—	$(2)	$305

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$25,446	$13	$(2,203)	$23,256
GNMA bonds	2,648	—	(58)	2,590
FNMA bonds	26,726	17	(2,453)	24,290
Municipal bonds	8,994	1	(1,289)	7,706
Total securities available-for-sale	$63,814	$31	$(6,003)	$57,842

Securities held-to-maturity
FHLMC bonds	$116	$—	$(2)	$114
GNMA bonds	74	—	(1)	73
FNMA bonds	232	1	(4)	229
Total securities held-to-maturity	$422	$1	$(7)	$416

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and March 31, 2023, are as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$3,194	$(58)	$16,053	$(2,135)	$19,247	$(2,193)
GNMA bonds	2,264	(24)	1,852	(28)	4,116	(52)
FNMA bonds	3,329	(29)	15,762	(2,293)	19,091	(2,322)
Municipal bonds	1,608	(112)	5,572	(1,336)	7,180	(1,448)
Total securities available-for-sale	$10,395	$(223)	$39,239	$(5,792)	$49,634	$(6,015)

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$4,714	$(133)	$16,482	$(2,070)	$21,196	$(2,203)
GNMA bonds	2,576	(57)	14	(1)	2,590	(58)
FNMA bonds	4,315	(78)	17,027	(2,375)	21,342	(2,453)
Municipal bonds	—	—	5,688	(1,289)	5,688	(1,289)
Total securities available-for-sale	$11,605	$(268)	$39,211	$(5,735)	$50,816	$(6,003)

The unrealized losses at March 31, 2024 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At March 31, 2024, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities.

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

At March 31, 2024 and March 31, 2023, investment securities with amortized cost of $43,561, and $34,149, respectively, and estimated fair value of $39,881 and $31,935, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of March 31, 2024 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	2,285	2,100
Due after five years through ten years	2,357	1,986
Due after ten years	3,986	3,094
Mortgage-backed securities and collateralized mortgage obligations	57,556	53,176
Total	$66,184	$60,356

The Association had no sales of available for sale investment securities for the years ended March 31, 2024 or 2023.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

Accounting Standards Adopted in 2023

In conjunction with the adoption of ASC 326, the Company made certain loan portfolio segment reclassifications to conform to the new allowance for credit losses methodology. Loans and these related reclassifications, are summarized as follows at March 31, 2024 and March 31, 2023:

		Post Adoption	The Effect	Pre-Adoption
	March 31, 2024	March 31, 2023	of Adoption	March 31, 2023
	(Dollars in thousands)
Real Estate - Construction	$16,011	$19,301	$19,301	$—
Non-1-4 Family Construction & Land Development	—	—	(23,644)	23,644
Real Estate - Commercial	123,313	102,446	—	102,446
Real Estate - Residential	149,854	148,486	148,486	—
1-4 Family Residential	—	—	(119,610)	119,610
Multi-Family Residential	—	—	(34,296)	34,296
Commercial Non-Real Estate	35,047	30,101	—	30,101
Agriculture	19,694	18,166	18,166	—
Agriculture Real Estate	—	—	(9,245)	9,245
Agriculture Non-Real Estate	—	—	(8,921)	8,921
Other Consumer	19,985	19,956	19,956	—
Consumer Auto	—	—	(5,622)	5,622
Consumer Other	—	—	(14,334)	14,334
Land Development and Sanitary & Improvement Districts (SIDs)	16,341	15,231	15,231	—
Sanitary & Improvement Districts	—	—	(5,468)	5,468
Total Loans	380,245	353,687	—	353,687
Allowance for credit losses	(5,860)	(5,711)	(299)	(5,412)
Net deferred origination costs & fees	4	62	—	62
Loans—net	$374,389	$348,038	$(299)	$348,337

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of March 31, 2024 and March 31, 2023 were $72,000 and $76,000, respectively. Additionally, the Association had loans totaling $578,000 and $679,000 as of March 31, 2024 and March 31, 2023, respectively, to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses and allowance for loan losses for the years ended March 31, 2024 and 2023:

	Year Ended March 31, 2024
	Beginning Allowance Balance	Impact of ASC326 Adoption	Provision for (Recovery of) Credit Losses	Loans Charged off	Recoveries	Ending Allowance Balance
	(Dollars in thousands)
Real Estate - Construction	$334	$28	$(116)	$—	$—	$246
Real Estate - Commercial	2,048	(904)	1,101	—	—	2,245
Real Estate - Residential	1,286	775	(232)	—	—	1,829
Commercial Non-Real Estate	915	450	(675)	—	69	759
Agricultural	484	(255)	(1)	—	—	228
Other Consumer	157	138	35	(6)	3	327
Land Development and Sanitary & Improvement Districts (SIDs)	188	67	(29)	—	—	226
Total	$5,412	$299	$83	$(6)	$72	$5,860

	Year Ended March 31, 2023
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Loan Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
1-4 Family Residential	$636	$58	$(8)	$—	$686
Multi-Family Residential	481	189	—	—	670
Commercial Real Estate	1,846	202	—	—	2,048
Agricultural Real Estate	213	(10)	—	—	203
Commercial Non-Real Estate	930	2,368	(2,448)	65	915
Agricultural Non-Real Estate	281	—	—	—	281
Sanitary & Improvement Districts (SIDs)	50	—	—	—	50
Consumer Auto	63	(17)	(4)	2	44
Consumer Other	71	42	—	—	113
Non 1-4 Family Construction and Land Development	357	45	—	—	402
Total	$4,928	$2,877	$(2,460)	$67	$5,412

The ACL on loans excludes $215,000 of allowance for off-balance sheet exposures as of March 31, 2024 and is recorded within Other Liabilities on the Consolidated Balance Sheets. A provision for credit losses of $5,000 was recorded during the year ended March 31, 2024.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of March 31, 2023.

	Year Ended March 31, 2023
	Collectively evaluated		Individually evaluated		Total
		Recorded		Recorded		Recorded
	Allowance for	investment in	Allowance for	investment in	Allowance for	investment in
	loan losses	loans	loan losses	loans	loan losses	loans
	(Dollars in thousands)
1-4 Family Residential	$493	$119,272	$193	$338	$686	$119,610
Multi-Family Residential	670	34,296	—	—	670	34,296
Commercial Real Estate	2,048	101,963	—	483	2,048	102,446
Agricultural Real Estate	203	9,245	—	—	203	9,245
Commercial Non-Real Estate	887	30,072	28	29	915	30,101
Agricultural Non-Real Estate	281	8,921	—	—	281	8,921
Sanitary & Improvement Districts (SIDs)	50	5,468	—	—	50	5,468
Consumer Auto	44	5,622	—	—	44	5,622
Consumer Other	113	14,334	—	—	113	14,334
Non 1-4 Family Construction and Land Development	402	23,644	—	—	402	23,644
Total	$5,191	$352,837	$221	$850	$5,412	$353,687

The Association’s impaired loans at March 31, 2023, were as follows:

		Unpaid		Average
	Recorded	Principal	Specific	Investment in
	Balance	Balance	Allowance	Impaired Loans
	(Dollars in thousands)
With no related allowance recorded:
1–4 Family Residential	$—	$—	$—	$—
Multi-Family Residential	—	—	—	—
Commercial Real Estate	483	605	—	516
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	1	103	—	6
Agriculture Non-Real Estate	—	—	—	—
Sanitary & Improvement Districts (SIDs)	—	—	—	—
Consumer Auto	—	3	—	—
Consumer Other	—	—	—	—
Non 1–4 Family Construction and Land Development	—	—	—	—

With an allowance recorded:
1–4 Family Residential	338	366	193	303
Multi-family Residential	—	—	—	—
Commercial Real Estate	—	—	—	42
Agriculture Real Estate	—	—	—	—
Commercial Non-Real Estate	28	43	28	35
Agriculture Non-Real Estate	—	—	—	—
Consumer Auto	—	—	—	—
Consumer Other	—	—	—	2
Non 1–4 Family Construction and Land Development	—	—	—	—
Total impaired loans	$850	$1,120	$221	$904

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at March 31, 2024:

	Real Estate	Other
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—
Real Estate - Commercial	419	—
Real Estate - Residential	98	—
Commercial Non-Real Estate	—	16
Agricultural	—	—
Other Consumer	—	4
Land Development and Sanitary & Improvement Districts (SIDs)	—	—
Total	$517	$20

Credit Risk—The Association monitors the credit risk within the loan portfolio by assessing the strength of the borrowers' repayment capacity and the probability of default. The Association first assesses the paying capacity of the borrower; then, it analyzes the sound worth of any pledged collateral or guarantees. In estimating the allowance for credit losses management also uses a quarterly Loan Concentration Report to monitor any concentrations that may develop in any specific category of the loan portfolio. It identifies four varying degrees of credit worthiness:

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

Based on the most recent analysis performed, the risk category of loans by class and year of origination is as follows:

	Term Loans by Origination Year (Fiscal Year)				Revolving
	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
At March 31, 2024
Real Estate - Construction
Pass	$10,822	$3,231	$—	$—	$1,958	$16,011
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Real Estate - Construction	$10,822	$3,231	$—	$—	$1,958	$16,011
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Commercial
Pass	16,878	30,294	27,294	46,259	244	$120,969
Special Mention	—	—	—	—	—	—
Substandard	399	—	—	1,945	—	2,344
Doubtful	—	—	—	—	—	—
Total Real Estate - Commercial	$17,277	$30,294	$27,294	$48,204	$244	$123,313
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Residential
Pass	16,391	25,357	49,959	50,621	7,326	$149,654
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	119	—	119
Doubtful	—	81	—	—	—	81
Total Real Estate - Residential	$16,391	$25,438	$49,959	$50,740	$7,326	$149,854
Current year-to-date gross write-offs	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	8,111	5,140	4,228	11,298	5,712	$34,489
Special Mention	—	—	—	—	—	—
Substandard	—	133	—	329	80	542
Doubtful	—	—	—	16	—	16
Total Commercial - Non-Real Estate	$8,111	$5,273	$4,228	$11,643	$5,792	$35,047
Current year-to-date gross write-offs	—	—	—	—	—	—
Agricultural
Pass	3,391	3,283	2,537	4,353	6,130	$19,694
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total - Agricultural	$3,391	$3,283	$2,537	$4,353	$6,130	$19,694
Current year-to-date gross write-offs	—	—	—	—	—	—
Other Consumer
Pass	8,020	8,436	966	2,520	—	$19,942
Special Mention	—	—	—	—	—	—
Substandard	10	5	14	14	—	43
Doubtful	—	—	—	—	—	—
Total Other Consumer	$8,030	$8,441	$980	$2,534	$—	$19,985
Current year-to-date gross write-offs	6	—	—	—	—	6
Land Development and Sanitary & Improvement Districts (SIDs)
Pass	613	6,776	7,305	1,447	200	$16,341
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Land Development and Sanitary & Improvement Districts (SIDs)	$613	$6,776	$7,305	$1,447	$200	$16,341
Current year-to-date gross write-offs	—	—	—	—	—	—
Total loans	$64,635	$82,736	$92,303	$118,921	$21,650	$380,245

The Association’s loan classifications as of March 31, 2023, are as follows:

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in thousands)
1–4 Family Residential	$118,839	$—	$771	$—	$119,610
Multi-Family Residential	34,296	—	—	—	34,296
Commercial Real Estate	99,367	—	3,079	—	102,446
Agriculture Real Estate	9,245	—	—	—	9,245
Commercial Non-Real Estate	29,390	—	711	—	30,101
Agriculture Non-Real Estate	8,921	—	—	—	8,921
Sanitary & Improvement Districts (SIDs)	5,468	—	—	—	5,468
Consumer Auto	5,591	—	31	—	5,622
Consumer Other	14,334	—	—	—	14,334
Non 1–4 Family Construction & Land Development	23,644	—	—	—	23,644
Total	$349,095	$—	$4,592	$—	$353,687

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the twelve months ended March 31, 2024:

	Nonaccrual		Nonaccrual with no	Nonaccrual with	Interest Income
	loans beginning	Nonaccrual loans	Allowance for Credit	Allowance for Credit	Recognized During
	of period	end of period	Loss	Loss	the Period
March 31, 2024	(Dollars in thousands)
Real Estate - Commercial	$483	$419	$419	$—	$30
Real Estate- Residential	338	98	17	81	7
Commercial Non-Real Estate	29	16	—	16	6
Other Consumer	—	4	—	4	—
Total	$850	$537	$436	$101	$43

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, by class as of March 31, 2023:

		Loans Past
		Due 90 Days
		or More Still
	Nonaccrual	Accruing
March 31, 2023	(Dollars in thousands)
1-4 Family Residential	$338	$—
Commercial Real Estate	483	—
Commercial Non-Real Estate	29	—
Consumer Other	—	178
Total	$850	$178

The following is an aging analysis of the contractually past due loans as of March 31, 2024:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$16,011	$16,011	$—
Real Estate - Commercial	—	—	—	—	123,313	123,313	—
Real Estate - Residential	154	51	—	205	149,649	149,854	—
Commercial Non-Real Estate	—	—	16	16	35,031	35,047	—
Agricultural	—	—	—	—	19,694	19,694	—
Other Consumer	37	375	125	537	19,448	19,985	125
Land Development and Sanitary & Improvement Districts (SIDs)	—	—	—	—	16,341	16,341	—
Total	$191	$426	$141	$758	$379,487	$380,245	$125

The following is an aging analysis of the contractually past due loans as of March 31, 2023:

			Greater than
	30–59 Days	60–89 Days	89 Days	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
1-4 Family Residential	$585	$—	$—	$585	$119,025	$119,610
Multi-Family Residential	—	—	—	—	34,296	34,296
Commercial Real Estate	—	—	—	—	102,446	102,446
Agricultural Real Estate	—	—	—	—	9,245	9,245
Commercial Non-Real Estate	—	—	28	28	30,073	30,101
Agricultural Non-Real Estate	—	—	—	—	8,921	8,921
Sanitary & Improvement Districts (SIDs)	—	—	—	—	5,468	5,468
Consumer Auto	43	24	—	67	5,555	5,622
Consumer Other	344	—	178	522	13,812	14,334
Non 1-4 Family Construction and Land Development	—	—	—	—	23,644	23,644
Total	$972	$24	$206	$1,202	$352,485	$353,687

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of April 1, 2023, the Association adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. There were no modifications on loans to borrowers experiencing financial difficulty during the year ended March 31, 2024. See Note 1. There were no new troubled debt restructurings during the year ended March 31, 2023.
Note 4 - PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2024 and March 31, 2023, consist of the following:

	March 31, 2024	March 31, 2023
	(Dollars in thousands)
Land	$2,367	$818
Buildings and leasehold improvements	9,478	8,855
Equipment	3,401	3,150
Automobiles	140	48
Computer software	1,037	1,031
Total cost	16,423	13,902
Less accumulated depreciation	10,556	9,798
Total premises and equipment	$5,867	$4,104

Depreciation expense included in occupancy and equipment on the consolidated statements of income totaled $518,000 and $488,000 for the years ended March 31, 2024 and 2023, respectively.

Note 5 - DEPOSITS

A summary of certificates of deposit included in interest bearing deposits in the consolidated statements of financial condition by maturity at March 31, 2024, is as follows:

Amount
12 Months Ending March 31,	(Dollars in thousands)
2025	$105,320
2026	3,757
2027	1,704
2028	1,103
2029 or later	126
Total certificate accounts	$112,010

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250, was $34.4 million at March 31, 2024 and $31.4 million at March 31, 2023, respectively. At March 31, 2023, the Company had $8.1 million in brokered deposits. The Company had no brokered deposits at March 31, 2024.

Note 6 - Borrowings

The Company had no outstanding borrowings as of March 31, 2024 and March 31, 2023.

The Company had remaining availability for FHLB borrowings of approximately $40.1 million and $40.6 million at March 31, 2024 and March 31, 2023, respectively. The FHLB has sole discretion to deny additional advances. $63,000 of investment securities and $52.0 million of loans were pledged as collateral for FHLB advances at March 31, 2024.

Additionally, the Company had the capacity to borrow $5.0 million from a private bankers’ bank at March 31, 2024 and March 31, 2023.

Note 7 - INCOME TAXES

The following is a summary of the components of income tax expense:

	Year Ended March 31,
	2024	2023
	(Dollars in thousands)
Current tax expense	$831	$239
Deferred tax expense	46	78
Income tax expense	$877	$317

The Association’s provision for income taxes for the years ended March 31, 2024 and 2023, differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended March 31,
	2024	2023
	(Dollars in thousands)
Expected income tax expense at statutory rates (21%)	$974	$412
Tax exempt interest	(21)	(25)
Investment partnership tax benefits, net of amortization	12	(16)
Other	(88)	(54)
Income tax expense	$877	$317

Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial statement purposes. The primary sources of these temporary differences relate to the timing of the recognition of allowances for credit losses, net operating losses, mortgage-backed securities premium amortization, employee benefits, mortgage servicing rights and the market adjustment of available-for-sale securities.

The deferred tax assets and the deferred tax liabilities measured at the federal tax rate of 21% at March 31, 2024 and 2023 are as follows:

	Year Ended March 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$1,262	$1,137
Employee benefits	609	605
Net operating loss acquired due to merger	372	407
Pre-1997 intangible asset	207	207
Fair value market adjustment for AFS securities	1,223	1,241
Other	133	147
Total deferred tax assets	3,806	3,744
Deferred tax liabilities:
Premises and equipment depreciation	258	286
FHLB stock dividends	43	37
Mortgage servicing rights	85	91
Prepaid expenses	76	36
Core deposit intangible	—	2
Total deferred tax liabilities	462	452
Net deferred tax assets	$3,344	$3,292

The Association does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. Federal net operating losses (NOL) as of March 31, 2024 and 2023 are $1.8 million, and $1.9 million, respectively, subject to annual use limitation under IRS Section 382. During 2024, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this assessment, and growth of the Association, the deferred tax asset is expected to be utilized in future years.

The amount of the deferred tax asset considered realizable, however, could be adjusted, and a valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is present and additional weight cannot be given to subjective evidence such as our projections for growth. Our projections for growth are based on growth within our deposit and loan portfolios and maintaining an adequate net interest margin.

The Association is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the bad debt expense used for financial accounting purposes. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. For years beginning after December 31, 1995, the special provisions described above have been repealed. Because the Association does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided. Retained earnings at March 31, 2024 and 2023 include approximately $4.5 million, representing such bad debt deductions for which no deferred income taxes have been provided.

The Association does not have material uncertain tax positions.

Note 8 - REGULATORY CAPITAL REQUIREMENTS

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

As of March 31, 2024 and March 31, 2023, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2024, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of March 31, 2024 and March 31, 2023, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$68,071	18.01%	$30,244	8.00%	$37,805	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$63,329	16.75%	$22,683	6.00%	$30,244	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$63,329	16.75%	$17,012	4.50%	$24,573	6.50%

Tier 1 Capital (to Average Assets)	$63,329	13.98%	$18,125	4.00%	$22,656	5.00%

As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$47,809	13.45%	$28,432	8.00%	$35,540	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$43,355	12.20%	$21,324	6.00%	$28,432	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$43,355	12.20%	$15,993	4.50%	$23,101	6.50%

Tier 1 Capital (to Average Assets)	$43,355	10.12%	$17,139	4.00%	$21,424	5.00%

Note 9 - MORTGAGE SERVICING

Activity for mortgage servicing rights ("MSRs") measured using the amortized cost method was as follows:

	As of March 31, 2024	As of March 31, 2023
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of year	$434	$563
Additions	115	33
Repayments and amortization	(146)	(162)
Balance at end of period	$403	$434

At March 31, 2024, no allowance for impairment on the Association’s MSRs was established.

At March 31, 2024 and March 31, 2023, the Association was servicing loans for others amounting to $160.9 million and $149.5 million, respectively. These loans are not reflected in the Association’s financial statements. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Association held borrowers’ escrow balances of $3.3 million and $3.2 million at March 31, 2024 and 2023, respectively, which are included in interest bearing deposits.

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

Note 10 - COMMITMENTS AND CONTINGENCIES

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

At March 31, 2024 and March 31, 2023, the Association had approved outstanding loan origination commitments of $2.1 million and $4.7 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at March 31, 2024 and March 31, 2023, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $41.7 million and $48.9 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Association’s consolidated financial statements.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
March 31, 2024
Financial assets:
Loans, net	$374,389	$—	$—	$346,801	$346,801
Financial liabilities:
Interest-bearing deposits	$308,254	$—	$257,604	$—	$257,604

March 31, 2023
Financial assets:
Loans, net	$348,337	$—	$—	$316,169	$316,169
Financial liabilities:
Interest-bearing deposits	$317,704	$—	$272,270	$—	$272,270

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of March 31, 2024 and March 31, 2023 was $60.4 million and $57.8 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of March 31, 2024 or March 31, 2023.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2024
Securities Available-for-sale
Mortgage Backed Securities	$53,176	$—	$53,176	$—
Municipal Bonds	7,180	—	7,180	—
Total	$60,356	$—	$60,356	$—
March 31, 2023
Securities Available-for-sale
Mortgage Backed Securities	$50,136	$—	$50,136	$—
Municipal Bonds	7,706	—	7,706	—
Total	$57,842	$—	$57,842	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the year ended March 31, 2024. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and March 31, 2023:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2024
Financial Assets
Individually evaluated loans	$436	$—	$—	$436
Total	$436	$—	$—	$436
March 31, 2023
Financial Assets
Impaired loans	$629	$—	$—	$629
Total	$629	$—	$—	$629

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

Impaired Loans (March 31, 2023) / Individually Evaluated Loans (March 31, 2024)

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

The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

Note 12 -accumulated other comprehensive loss

The components of accumulated other comprehensive loss for the years ended March 31, 2024 and 2023 are as follows:

	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
	(Dollars in thousands)
Year Ended March 31, 2024
Balance at beginning of period	$(4,718)	$(389)	$(5,107)
Other comprehensive income (loss)	113	(79)	34
Balance at end of period, net of tax	$(4,605)	$(468)	$(5,073)

Year Ended March 31, 2023
Balance at beginning of period	$(2,033)	$(1,692)	$(3,725)
Other comprehensive (loss) income	(2,685)	1,303	(1,382)
Balance at end of period, net of tax	$(4,718)	$(389)	$(5,107)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the years ended March 31, 2024 and 2023:

	Year Ended March 31,
	2024	2023
	Amount Reclassified from AOCI
	(Dollars in thousands)
Details about AOCI Components
Unrealized gains and losses on available-for-sale securities	$144	$(3,398)	Debt Securities gains (losses), net
	(31)	713	Income tax (expense) benefit
	$113	$(2,685)	Net income (loss)

Amortization of defined benefit pension items
Actuarial gains (losses)	$(101)	$1,649	Salaries and employee benefits
	22	(346)	Income tax benefit (expense)
	$(79)	$1,303	Net (loss) income

Total reclassification for the period	$34	$(1,382)	Net income (loss)

Note 13 -LEASES

The Association leases office space under operating leases that expire at various dates through October 2030.

Rent expense, which is included in occupancy expenses on the consolidated statements of income, was $75,000 and $78,000 for the years ended March 31, 2024 and 2023, respectively.

The following table shows the future undiscounted lease payments required under the leases described above as of March 31, 2024:

12 Months Ending March 31,	Operating Leases
(Dollars in thousands)
2025	$66
2026	54
2027	42
2028	37
2029	37
Thereafter	93
Total undiscounted lease payments	$329
Less: Imputed interest	(26)
Net lease liability	$303

Note 14 - Pension plan

The Association has a defined benefit pension plan covering pre-merger employees. Benefits are based on the employee's compensation during the last 10 years of employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to earned in the future. The plan assets are invested in pooled separate accounts through an account at Principal Financial as of March 31, 2024. The separate accounts are quoted at net asset value (NAV), which is calculated based on the value of the underlying pool of assets. The accounts include investments in fixed income, equity, and real estate funds which have observable net asset values. For March 2024 and 2023, management determined the fair market value of the pension assets to be a Level 2 valuation as established by GAAP (see Note 11 for definitions of Level 1, Level 2, and Level 3).

The following table presents by level, within the fair value hierarchy, the pension plan's investments at fair value as of March 31, 2024 and 2023:

	Estimated Fair Value
At March 31, 2024	Total	Level 1	Level 2	Level 3
Pooled separate accounts:	(Dollars in thousands)
Fixed income	$4,229	$—	$4,229	$—
Equity	1,256	—	1,256	—
Real estate	589	—	589	—
Total plan assets	$6,074	$—	$6,074	$—

At March 31, 2023
Pooled separate accounts:
Fixed income	$3,758	$—	$3,758	$—
Equity	1,098	—	1,098	—
Real estate	656	—	656	—
Total plan assets	$5,512	$—	$5,512	$—

GAAP requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated statements of financial condition and recognition of changes in that funded status in the year in which the changes occur through comprehensive income.

Using a measurement date of March 31, the following tables provide a reconciliation of the benefit obligations, plan assets, and funded status of the pension plan:

	2024	2023
Change in benefit obligations:	(Dollars in thousands)
Benefit obligation - April 1	$7,822	$9,157
Service cost	345	430
Interest cost	374	339
Actuarial (gain) or loss	(1)	(2,095)
Benefits paid	(211)	(9)
Benefit obligation - March 31	$8,329	$7,822

Change in plan assets:
Fair value of plan assets - April 1	$5,512	$5,227
Return on plan assets	173	(306)
Contributed by employer	600	600
Benefits paid	(211)	(9)
Fair value of plan assets - March 31	$6,074	$5,512
Funded status - March 31	$(2,255)	$(2,310)

The funded status is included in the consolidated statements of financial condition as a separate line item. The accumulated benefit obligation for the defined benefit pension plan was $6.5 million and $6.2 million as of March 31, 2024 and 2023, respectively.

Amounts recognized in other comprehensive income (loss), net of tax, for the years ended March 31, 2024 and 2023, related to the change in the minimum pension liability were ($79,000) and $1.3 million, respectively.

Net periodic cost included the following components:

	Year Ended March 31,
	2024	2023
	(Dollars in thousands)
Service cost	$345	$430
Interest cost	374	339
Expected return on plan assets	(276)	(220)
Amortization of prior losses	—	81
Net period benefit costs	$443	$630

The components of net periodic benefit cost other than the service cost component are included in other general and administrative expenses in the consolidated statement of income.

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at March 31, 2024 and 2023, as follows:

	Year Ended March 31,
	2024	2023
Discount rate - benefit obligation	5.20%	4.95%
Discount rate - benefit cost	4.95%	3.70%
Expected return on plan assets	5.00%	4.00%
Rate of compensation increase	3.50%	3.50%

The Association expects to contribute $600,000 to its pension plan in the fiscal year 2025.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in following fiscal years:

12 Months Ending March 31,	Benefit Payments
(Dollars in thousands)
2025	$440
2026	1,380
2027	280
2028	2,090
2029	1,610
2030-2034	1,830
Total benefit payments	$7,630

The Association also provides supplemental retirement benefits to certain key executives under which the executives will receive a fixed monthly payment for 120 months following their retirement, subject to certain requirements. A liability of approximately $524,000 and $513,000 was recorded in accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition as of March 31, 2024 and 2023, respectively. This obligation is funded by certain insurance policies, recorded in other assets on the consolidated statements of financial condition, which have a cash surrender value of approximately $981,000 and $923,000 at March 31, 2024 and 2023, respectively.

Note 15 - LOW INCOME HOUSING TAX CREDIT

The Association makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Association uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in other assets and unfunded commitments are included in other liabilities on the consolidated statements of financial condition.

The following table presents the balances of the Association’s affordable housing tax credit investment and related unfunded commitment at March 31:

	Year Ended March 31,
	2024	2023
	(Dollars in thousands)
Affordable housing tax credit investments	$1,638	$1,746
Less: amortization	(159)	(108)
Net affordable housing tax credit investments	$1,479	$1,638
Unfunded commitments	$930	$1,402

Tax credits and other tax benefits recognized	$147	$124
Proportional amortization expense included in income tax expense	(159)	(108)

There was no impairment recognized for the years ended March 31, 2024 and 2023.

Note 16 - EARNINGS PER SHARE

Basic earnings per share (EPS) represents income available to common stockholders divided by weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that should then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributed to common stockholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the year ended March 31, 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. Earnings per share for the year ended March 31, 2024 was calculated using 1,717,941 weighted average shares outstanding which represents zero shares outstanding prior to the conversion on October 19, 2023. EPS data is not applicable for year ended March 31, 2023 as the Company had no shares outstanding.

Year Ended
March 31, 2024
(Dollars in thousands)
Net income applicable to common shares	$3,759

Average number of common shares outstanding	1,862,253
Less: Average unallocated ESOP shares	144,312
Average number of common shares outstanding used to calculate basic earnings per common share	1,717,941
Earnings per common share basic and diluted	$2.19

Note 17 - ESOP

Employees participate in an ESOP. The ESOP borrowed funds from the Company to purchase 330,465 shares of stock at $10 per share. The Association makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants receive the shares at the end of employment.

Each December, the Association makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. In December 2023, the Association made a discretionary contribution of $303,000 to the Company for payment on the loan. Expense recorded was $161,000 for the year ended March 31, 2024, and is recognized over the service period.

Shares held by the ESOP were as follows:

Year Ended
March 31, 2024
(Dollars in thousands)
Shares committed for allocation	16,524
Unallocated	313,941
Total ESOP shares	330,465
Less: Average unallocated ESOP shares
Fair value of unearned shares at March 31, 2024	$3,208

Note 18 - CONDENSED Parent ONLY Financial INFORMATION

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows. The Parent Company was formed on October 19, 2023, therefore financial statements for year ending March 31, 2023 are not presented.

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED BALANCE SHEETS

As of March 31, 2024
(Dollars in thousands)
Assets:
Cash	$16,348
Investment in subsidiary	58,638
Loan to ESOP	3,047
Receivable from subsidiary	86
Other assets	201
Total assets	$78,320
Liabilities:
Deferred tax liability	43
Total liabilities	43
Stockholders' equity:
Common Stock	41
Additional paid-in capital	39,318
Retained earnings	47,130
Unallocated common shares held by ESOP	(3,139)
Accumulated other comprehensive loss, net	(5,073)
Total stockholders' equity	78,277
Total liabilities and stockholders' equity	$78,320

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended March 31,
2024
(Dollars in thousands)
Income:
Interest income	$121
Total income	121
Expense:
Non-interest expense	$207
Total expense	207
Losses before income tax benefit and equity in undistributed earnings of subsidiary	$(86)
Income tax benefit	(43)
Losses before equity in undistributed earnings of subsidiary	$(43)
Equity in undistributed earnings of subsidiary	3,802
Net income	$3,759

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Year Ended March 31,
2024
(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,759
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	(201)
Net change in receivable from subsidiary	(86)
Net change in deferred tax liability	43
Equity in undistributed losses (earnings) of subsidiary	(3,802)
Net cash used in operating activities	(287)
Cash flows from investing activities:
Principal payments on loan to ESOP	258
Net cash provided by investing activities	258
Cash flows from financing activities:
Net proceeds from the issuance of common shares	39,364
Loan to ESOP	(3,305)
Proceeds from conversion transferred to subsidiary	(19,682)
Net cash provided by financing activities	16,377
Net increase in cash and cash equivalents	16,348
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$16,348

Note 19 - SUBSEQUENT EVENTS

Management evaluated subsequent events through June 21, 2024, the date the financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the audited consolidated financial statements included in this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Plains Bancshares, Inc.

Date: June 21, 2024	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates presented.

Signatures	Title	Date

/s/ Steven D. Kunzman	Chairman of the Board, President	June 21, 2024
Steven D. Kunzman	and Chief Executive Officer (Principal Executive Officer)

/s/ Bradley M. Kool	First Vice President and	June 21, 2024
Bradley M. Kool	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steven G. Schneider	Director	June 21, 2024
Steven G. Schneider

/s/ Daniel D. Naranjo	Director	June 21, 2024
Daniel D. Naranjo

/s/ William D. Oltean	Director	June 21, 2024
William D. Oltean

/s/ Russell R. Rerucha	Director	June 21, 2024
Russell R. Rerucha

/s/ Tamara L. Slater	Director	June 21, 2024
Tamara L. Slater

/s/ Joseph P. Stump	Director	June 21, 2024
Joseph P. Stump