Form 10-K/A
period 2024-03-31
Central Plains Bancshares, Inc.
filed 2024-07-29
CIK 1979332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

None.

Auditor Name: Plante & Moran, PLLC	Auditor Location: Chicago, Illinois	Auditor Firm ID: 166

i

Explanatory Note

Central Plains Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the Securities and Exchange Commission on June 21, 2024. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors is comprised of seven members. The following sets forth certain information regarding our Board of Directors and executive officers who are not directors. Age information is as of March 31, 2024, and term as a director includes service with Home Federal Savings and Loan Association of Grand Island (“Home Federal Savings”). With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director. Each director of Central Plains Bancshares, Inc. is also a director of Home Federal Savings.

Directors

Russell R. Rerucha was the Chief Executive Officer, President and Chairman of the Board of Green Line Equipment, Inc., a group of John Deere dealerships, from 2001 until it merged with two other dealerships in 2020 to form AKRS Equipment Solutions, Inc. Mr. Rerucha has served as the Chairman of the Board of AKRS Equipment Solutions since its formation. Mr. Rerucha’s experience gives him extensive insight into the businesses operating in our market areas as well as with respect to mergers and acquisitions. Age 63. Director since 2021.

Steven G. Schneider Steven Schneider is a General Surgeon in Grand Island, Nebraska. Dr. Schneider has over 29 years of experience in the medical field. Dr. Schneider was owner and operator of the Surgery Group in Grand Island until his company joined the surgical team at Bryan Health of Nebraska in 2021. Dr. Schneider’s experience gives him extensive insight in our Grand Island community, as well as with medical professionals throughout the Grand Island community and surrounding communities. Age 57. Director since 2024.

Joseph P. Stump is a partner with AMGL, P.C., which provides wealth management, tax, accounting, and business consulting services, where he has worked since 2007. Mr. Stump is a Certified Public Accountant in the state of Nebraska. He is also a Personal Financial Specialist, Certified Valuation Analyst and a Certified Governmental Finance Manager. Mr. Stump’s experience as a small business owner gives him extensive insight into the businesses operating in our market areas. His work experience also qualifies him to be a member of the Audit Committee as an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission. Age 39. Director since 2022.

William D. Oltean is retired, having owned and served in various executive capacities, including President and Chief Executive Officer, of Heartland Ag, Inc., an agricultural equipment distributor. Mr. Oltean previously served in various capacities from 1994 to 2010 with companies that, through a series of mergers, merged into Verizon Wireless. Mr. Oltean is a Certified Public Accountant (Inactive Registrant) in the state of Nebraska. Mr. Oltean’s experience as a business owner of an agricultural company gives him extensive insight into the agricultural customers in our market areas. His work experience also qualifies him to be a member of the Audit Committee as an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission. Age 60. Director since 2018.

Tamara L. Slater is retired, having served as the Chief Executive Officer of Goodwill Industries of Greater Nebraska, Inc. for over 12 years, and previously served as Vice President of Organizational Development & Administrative Services for Chief Automotive Systems, a Dover Company, for over 20 years. Ms. Slater provides the board of directors with extensive budget and accounting experience, as well as with respect to human resources matters, and her leadership overseeing hundreds of employees throughout her career provides direct insight into organizational matters. Age 63. Director since 2019.

Steven D. Kunzman has served as Home Federal Savings’ President and Chief Executive Officer since 2015 and its Chairman of the Board since 2017, having been employed by Home Federal Savings for over 35 years. Mr. Kunzman’s direct experience in managing operations and employees provides the board of directors with insight into operations, and his position on the board of directors provides a clear and direct channel of communication from senior management to the full board and alignment on corporate strategy. Age 64. Director since 2010.

Daniel D. Naranjo is the Owner and Funeral Director of All Faiths Funeral Home, which he founded in 2000. Mr. Naranjo’s experience as a small business owner gives him extensive insight into the customers who live in our market areas and economic developments affecting the communities in which we operate, as well as the challenges facing small businesses in our market area. Age 61. Director since 2010.

Executive Officers Who are Not Directors

Kurt A. Haecker serves as our Executive Vice President and has been our Chief Lending Officer since 2015, having joined Home Federal Savings in 2007. Mr. Haecker has more than 35 years banking experience, previously serving in numerous lending and leadership roles with a regional bank that merged into a national institution. Age 61.

Lisa A. Harris serves as our Executive Vice President and has been our Chief Operating Officer since 2001, having joined Home Federal Savings in 1980. Age 62.

Kenneth Wiemers serves as our Executive Vice President and Chief Sales Officer, having joined Home Federal Savings in September 2023. Mr. Wiemers has over 26 years of banking experience, holding prior positions of Chief Operating Officer, Chief Credit Officer, and more recently, President and Chief Executive Officer of a $300 million community bank. Mr. Wiemers is also a former bank examiner with the FDIC. Age 53.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended March 31, 2024, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics for Senior Officers

Central Plains Bancshares, Inc. has adopted a Code of Ethics for Senior Officers that applies to Central Plains Bancshares, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at www.homefederalne.bank and can be accessed by clicking “About Us—Investor Relations” and then “Governance—Governance Documents.” Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.

Stockholder Recommendations for Director Candidates

The Board of Directors may consider qualified candidates for director suggested by our stockholders. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 221 South Locust Street, Grand Island, Nebraska 68801. The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Board of Directors. Stockholders who wish to recommend a nominee must write to Central Plains Bancshares, Inc.’s Corporate Secretary and such communication must include:

•
A statement that the writer is a stockholder and is proposing a candidate for consideration by the Board of Directors;
•
The name and address of the stockholder as they appear on Central Plains Bancshares, Inc.’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;
•
The class or series and number of shares of Central Plains Bancshares, Inc.’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;
•
A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;
•
A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;
•
The name, age, personal and business address of the candidate and the principal occupation or employment of the candidate;
•
The candidate’s written consent to serve as a director;
•
A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on Central Plains Bancshares, Inc.’s Board of Directors; and
•
Such other information regarding the candidate or the stockholder as would be required to be included in Central Plains Bancshares, Inc.’s proxy statement pursuant to Securities and Exchange Commission Regulation 14A.

To be timely, the submission of a candidate for director by a stockholder must be received by the Corporate Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders. If (i) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (ii) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Corporate Secretary of Central Plains Bancshares, Inc. no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the Securities and Exchange Commission, or on a website maintained by Central Plains Bancshares, Inc.) of the date of the annual meeting is first made.

Submissions that are received and that satisfy the above requirements are forwarded to the Board of Directors for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.

Audit Committee

The Audit Committee operates under a written charter, which is available on our website at www.homefederalne.bank and can be accessed by clicking “About Us—Investor Relations” and then “Governance—Governance Documents.” As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Central Plains Bancshares, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee is comprised of Directors Oltean, Slater and Stump, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards. The board of directors has determined that each of Directors Oltean and Stump qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth for the years ended March 31, 2024 and 2023, information with respect to our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the year ended March 31, 2024. These individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (1)($)	Total ($)
Steven D. Kunzman	2024	230,056	1,930	122,991	30,050	385,027
Chairman of the Board of Directors,	2023	221,885	1,982	81,250	22,693	327,810
President and Chief Executive Officer

Kurt A. Haecker	2024	178,319	1,930	95,660	6,845	282,754
Executive Vice President and	2023	171,602	1,982	63,800	13,240	250,624
Chief Lending Officer

Lisa A. Harris	2024	146,141	2,630	77,439	5,400	231,610
Executive Vice President and	2023	141,131	3,282	52,000	3,769	200,182
Chief Operating Officer

(1)
The compensation represented by the amounts for 2024 set forth in the “All Other Compensation” column for the named executive officers is as follows:

Name	Automobile Allowance	Employee Stock Ownership Plan	Director Fees	Total All Other Compensation
Steven D. Kunzman	$10,321	$8,729	$11,000	$30,050
Kurt A. Haecker	—	$6,845	—	$6,845
Lisa A. Harris	—	$5,400	—	$5,400

Employment Agreement. Home Federal Savings has entered into an employment agreement with Steven D. Kunzman, Chairman of the Board of Directors, President and Chief Executive Officer. The employment agreement has an initial term of three years. Commencing on the first anniversary of the date of the employment agreement and continuing each anniversary thereafter, the term of the agreement will extend for an additional year, so that the term again becomes three years. However, at least 30 days before the anniversary date of the agreement, the disinterested members of the board of directors must conduct a comprehensive performance evaluation of Mr. Kunzman and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it must notify Mr. Kunzman before the applicable anniversary date and the term of the agreement will expire at the end of the current term. If a change in control occurs during the term of the employment agreement, the term of the agreement will automatically renew for two years from the effective date of the change in control.

The employment agreement provides Mr. Kunzman will receive an annual base salary of $238,350. The board of directors will review Mr. Kunzman’s base salary at least annually and the base salary may be increased, but not decreased. In addition to receiving a base salary, Mr. Kunzman will participate in any bonus programs and benefit plans made available to senior management employees. Home Federal Savings will also reimburse Mr. Kunzman for all reasonable business expenses incurred in performing his duties, as well for a membership of a local country club. Home Federal Savings will also provide Mr. Kunzman with the use of a bank-owned automobile.

In the event Mr. Kunzman voluntarily terminates employment without “good reason,” he will be entitled to receive the sum of his (i) unpaid salary, (ii) unpaid expense reimbursements, (iii) unused accrued paid time off and (iv) earned but unpaid incentive compensation (i.e., the “Accrued Obligations”).

In the event Mr. Kunzman’s employment involuntary terminates for reasons other than cause, disability or death, or in the event of his resignation for “good reason,” in either event other than in connection with a change in control, he will receive a severance payment, paid in a lump sum, equal to the Accrued Obligations plus the base salary and bonuses (based on the highest annual bonus earned during the three most recent calendar years before his date of termination) he would have received during the remaining term of the employment agreement. In addition, if Mr. Kunzman elects Consolidated Omnibus Budget Reconciliation Act (“COBRA”) coverage, he will be reimbursed for his monthly COBRA premium payments for up to 18 months.

In the event Mr. Kunzman’s employment involuntary terminates for reasons other than cause, disability or death, or in the event of his resignation for “good reason,” in either event within 24 months following a change in control, he will receive a severance payment, paid in a single lump sum, equal to his Accrued Obligations plus three times the sum of (i) his base salary in effect as of the date of termination or immediately before the change in control, whichever is higher, and (ii) and highest annual cash bonus earned for the year in which the change in control occurs or any of the three prior calendar years. In addition, if Mr. Kunzman elects COBRA coverage, he will be reimbursed for his monthly COBRA premium payments for up to 18 months.

For purposes of the employment agreement, “good reason” includes (i) a material reduction in Mr. Kunzman’s authority, duties or responsibilities, (ii) a material reduction in his salary or incentive compensation opportunities, (iii) a relocation of his principal place of employment by more than 35 miles from Home Federal Savings’ home office location, or (iv) a material breach of the employment agreement by Home Federal Savings.

Should Mr. Kunzman become disabled during the term of the employment agreement, he will be entitled to the Accrued Obligations plus disability benefits, if any, provided under a long-term disability plan sponsored by Home Federal Savings. If Mr. Kunzman dies while employed by Home Federal Savings, his beneficiaries will receive the Accrued Obligations plus any benefit payable under any life insurance program sponsored by Home Federal Savings.

Upon termination of employment (other than a termination in connection with a change in control), Mr. Kunzman will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his employment agreement.

Change in Control Agreements. Home Federal Savings has also entered into change in control agreements with Lisa A. Harris, Executive Vice President and Chief Operating Officer and Kurt A. Haecker, Executive Vice President and Chief Lending Officer.

The change in control agreements have initial terms of three years. At least 30 days before the anniversary date of the agreements, the disinterested members of the board of directors must conduct a comprehensive performance evaluation of the executives and affirmatively approve any extension of the agreements for an additional year or determine not to extend the term of the agreements. If the board of directors determines not to extend the term of an agreement, it must notify the executive before the applicable anniversary date and the term of the agreement will expire at the end of the current term. If a change in control occurs during the term of the change in control agreement, the term of the agreement will automatically renew for two years from the effective date of the change in control.

In the event the executive’s employment involuntary terminates for reasons other than cause, or in the event of the executive’s resignation for “good reason,” (which is defined substantially in the same manner as the term is defined in the employment agreements), during the term of the executive’s agreement, the executive will receive a severance payment, paid in a single lump sum, equal to three times the sum of (i) the executive’s base salary in effect as of the date of termination or immediately before the change in control, whichever is higher, and (ii) highest annual cash bonus earned for the year in which the change in control occurs or any of the three prior calendar years. In addition, if the executive elects COBRA coverage, the executive will be reimbursed for the executive for the monthly COBRA premium payments for up to 18 months.

Bonus Policy. Home Federal Savings follows an informal bonus policy that requires the bank to have a minimum return on assets. Once that minimum amount is achieved, 35% of any amount over that minimum is set aside in a bonus pool for employees. The bonus pool is then split between managers (35%) and senior managers (65%). The board of directors then reviews the bonus pool each year and determines bonuses as a percentage of wages for each employee in the pool. The board of directors may exercise discretion in determining and paying these bonus amounts.

Supplemental Retirement Income Plan. Home Federal Savings has established a Supplemental Retirement Income Plan for each of the named executive officers (the “Supplemental Plan”). Under the Supplemental Plan, Home Federal Savings will provide an annual benefit, payable in 120 equal monthly installments, upon the executive’s retirement on or after attaining age 65. The annual benefit for Messrs. Kunzman and Haecker and Ms. Harris is $30,000, $6,300 and $14,700, respectively. If an executive terminates employment prior to attaining age 65, but after attaining age 55 and completing 10 years of service, they are eligible for a reduced benefit. The reduced benefit equals the normal retirement benefit multiplied by a fraction consisting of the number of years of consecutive service over the number of years of participation had the executive worked until age 65. Upon the death of an executive prior to retirement, the executive’s beneficiary will receive 1/12th of the annual retirement income the participant would have received, payable for 180 months following the executive’s death. If the executive dies after retiring and while receive benefits under the Supplemental Plan, the remaining benefits will continue to be paid to the executive’s beneficiary or estate in the same amount and over the same time the executive would have received the payments.

401(k) Plan. Home Federal Savings maintains the 401(k) Plan. The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees. Eligible employees become participants in the 401(k) Plan and may make salary deferrals and, for certain participants, receive matching contributions under the plan after completing one month of service with the bank.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code. For 2024, the salary deferral contribution limit is $23,000, provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) Plan for a total of $30,500. In addition to salary deferral contributions, Home Federal Savings currently makes matching contributions at the level of 100% of the participant’s salary deferral on the first 5% of the participant’s compensation. The matching contribution is only made for employees who do not participate in the Pension Plan, described below. Since each of the named executive officers participate in the Pension Plan (described below), none of them receive matching contributions under the 401(k) Plan. Home Federal Savings may also make other discretionary contributions to the 401(k) Plan.

A participant is always 100% vested in his or her salary deferral contributions. A participant will vest in matching and other employer contributions at the rate of 20% per year of service, beginning after one year of service, so that a participant will become fully vested after completing five years of credited service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed following the participant’s termination of employment. However, participants may take in-service withdrawals from the 401(k) Plan in certain circumstances, including for loans and hardships. Expenses recognized in connection with the 401(k) Plan totaled approximately $99,000 for the year ended March 31, 2024.

Defined Benefit Pension Plan. Home Federal Savings maintains a defined benefit pension plan (the “Pension Plan”) for eligible employees. Effective as of January 1, 2016, the Pension Plan was amended so that no new employees would become eligible to participate in the plan. Participants in the Pension Plan are not eligible to receive matching contributions under the 401(k) Plan. Each of the named executive officers participates in the Pension Plan and are fully vested in their benefits under the plan.

The normal annual retirement benefit under the Pension Plan equals 2.0% of the participant’s compensation up to $600 and 2.5% of the participant’s compensation over $600, multiplied by the participant’s years of credit service (up to a maximum of 25 years). A participant who retires prior to attaining age 65 will receive a reduced benefit that is determined by multiplying their normal retirement benefits by a percentage which varies based on the number of years they retire before attaining age 65. The expense recognized in connection with the Pension Plan totaled approximately $443,000 for the year ended March 31, 2024.

Employee Stock Ownership Plan. Home Federal Savings adopted an employee stock ownership plan, effective January 1, 2023, for eligible employees. Eligible employees include employees who have attained age 21 and have completed one year of service. Employees employed as of January 1, 2023, will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 330,465 shares of common stock, or 8% of the total number of shares of Central Plains Bancshares’ common stock sold in its stock offering. The employee stock ownership plan funded its stock purchase with a loan from Central Plains Bancshares equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Home Federal Savings’ contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 25-year term of the loan. The interest rate for the employee stock ownership plan loan is expected a fixed-rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the conversion and stock offering.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among the participants’ accounts based on each participant’s proportional share of compensation relative to all participants. Participants will vest in their benefit at a rate of 20% per year beginning after one year of service, such that the participants will be 100% vested upon completion of five years of credited services. Participants who were employed by Home Federal Savings immediately before the completion of the conversion and stock offering will receive credit for vesting purposes for years of service before adoption of the employee stock ownership plan. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon termination from employment. The employee stock ownership plan will reallocate any unvested shares forfeited upon termination of employment among the remaining participants.

Directors’ Compensation

The following table sets forth for the year ended March 31, 2024 certain information as to the total remuneration we paid to our directors. Director fees paid to Mr. Kunzman are included in the Summary Compensation Table, above.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Brett A. Duff (1)	21,000	—	21,000
Daniel D. Naranjo	21,000	—	21,000
William D. Oltean	19,500	—	19,500
Russ R. Rerucha	19,500	—	19,500
Tamara L. Slater	19,500	—	19,500
Joseph P. Stump	19,500	—	19,500

(1)
Mr. Duff retired from the Board of Directors, effective April 23, 2024.

Director Fees. Directors of Home Federal Savings who are not employees of Home Federal Savings receive an annual fee of $19,500, while directors of Home Federal Savings who are also employees of Home Federal Savings receive an annual fee of $9,500. No additional fees are paid for attending meetings of the Board of Directors or of its committees. Individuals who serve as directors of our subsidiary, First Service Corporation, also receive an annual fee of $1,500.

Each individual who serves as a director of Home Federal Savings also serves as a director of Central Plains Bancshares. Directors currently receive director fees only in their capacity as a director of Home Federal Savings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 30, 2024, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 221 South Locust Street, Grand Island, Nebraska 68801.

	Shares of Common Stock Beneficially Owned as of the Record Date (1)	Percent of Shares of Common Stock Outstanding (2)
Persons Owning Greater than 5%
Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Directed Trustee for the Home Federal Savings and Loan Association of Grand Island Employee Stock Ownership Plan and the Home Federal-Grand Island 401(k) Retirement Plan 1013 Centre Road Suite 300 Wilmington Delaware 19805-1265	404,722	9.8%
Directors
Steven D. Kunzman	30,855 (3)	*
Daniel D. Naranjo	15,500 (4)	*
William D. Oltean	35,000	*
Russell R. Rerucha	30,000 (5)	*
Tamara L. Slater	2,000	*
Steven G. Schneider	25,000	*
Joseph P. Stump	50,000 (6)	1.2%
Executive Officers who are not Directors
Kurt A. Haecker	23,171 (7)	*
Lisa A. Harris	11,029 (8)	*
Kenneth Wiemers	1,000	*
Bradley M. Kool	1,200	*
All directors and executive officers as a group (11 persons)	224,755	5.4%

* Less than 1%.

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Central Plains Bancshares, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from September 30, 2024. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Central Plains Bancshares, Inc. common stock.
(2)
Based on a total of 4,130,815 shares of common stock outstanding as of September 30, 2024.
(3)
Includes 7,500 shares held in an individual retirement account, 7,500 shares of common stock held by Mr. Kunzman’s spouse and 855 shares held by the employee stock ownership plan.
(4)
Includes 500 shares held by Mr. Naranjo’s child.
(5)
All of such shares are held in a trust.
(6)
Includes 2,500 shares held in an individual retirement account and 20,000 shares of common stock held by Mr. Stump’s spouse.
(7)
Includes 9,500 shares held in an individual retirement account, 2,500 shares held in the Home Federal-Grand Island 401(k) Retirement Plan (the “401(k) Plan) and 671 shares held by the employee stock ownership plan.
(8)
Includes 8,500 shares held in the 401(k) Plan, 250 shares held as custodian and 529 shares held by the employee stock ownership plan.

Equity Compensation Plan Information

Other than our employee stock ownership plan, no equity securities of the Company are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Steven D. Kunzman, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Kunzman is not independent because he is one of our executive officers. In determining the independence of our directors, the board of directors considered relationships between Home Federal Savings and our directors that are not required to be reported under “—Transactions With Certain Related Persons,” below, consisting of commercial loans to Dr. Schneider, a mortgage loan to Mr. Stump and deposit accounts that our directors maintain at Home Federal Savings.

Transactions With Certain Related Persons

Since April 1, 2021, except for loans to directors and executive officers made in the ordinary course of business that were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Home Federal Savings and for which management believes neither involve more than the normal risk of collection nor present other unfavorable features, we and our subsidiary have not had any transaction or series of transactions, or business relationships, nor are any such transactions or relationships proposed, in which the amount involved exceeds $120,000 and in which our directors or executive officers have a direct or indirect material interest.

Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with our directors, executive officers, and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved. Additionally, pursuant to our Code of Business Conduct and Ethics, all of our executive officers and directors must disclose any personal or financial interest in any matter that comes before Central Plains Bancshares, Inc.

Item 14. Principal Accounting Fees and Services.

On January 13, 2023 Home Federal Savings dismissed Forvis, LLP and engaged Plante & Moran, PLLC as its independent auditor. This change in auditors was approved by Home Federal Savings’ Board of Directors. Plante & Moran, PLLC was engaged to audit the consolidated financial statements of Home Federal Savings for the years ended March 31, 2023 and 2022 according to auditing standards of the Public Company Accounting Oversight Board.

Before the engagement of Plante & Moran, PLLC, Home Federal Savings did not consult with Plante & Moran, PLLC regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinion that might be rendered by Plante & Moran, PLLC on Home Federal Savings’ consolidated financial statements, and Plante & Moran, PLLC did not provide any written or oral advice that was an important factor considered by Home Federal Savings in reaching a decision as to any such accounting, auditing or financial reporting issue, and Home Federal Savings did not consult with Plante & Moran, PLLC regarding any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K.

The report of Forvis, LLP on its audit of the consolidated financial statements of Home Federal Savings for the years ended March 31, 2022 and 2021, performed under AICPA auditing standards, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit of the consolidated financial statements of Home Federal Savings for the years ended March 31, 2022 and 2021, performed under AICPA standards, there were no disagreements with Forvis, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Forvis, LLP, would have caused them to make reference thereto in their reports, and there have been no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Home Federal Savings provided Forvis, LLP with a copy of this disclosure before its initial filing with the Securities and Exchange Commission and requested that Forvis, LLP furnish Home Federal Savings with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter has previously been filed with the Securities and Exchange Commission.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Plante & Moran, PLLC during the year ended March 31, 2024 and 2023.

Year Ended
	March 31, 2024	March 31, 2023
Audit Fees (1)	$446,218	$144,315
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)
Audit fees for year ended March 31, 2024, includes fees related to the review of Form S-1 registration statements, the issuance of consents and comfort letters, and required procedures in connection with the Company’s stock offering.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the fees billed and paid during the years ended March 31, 2024 and 2023, as indicated in the table above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Central Plains Bancshares, Inc.

Date: July 29, 2024	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer