Form 10-Q
period 2024-06-30
Central Plains Bancshares, Inc.
filed 2024-08-07
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 4,130,815 shares of common stock, $0.01 par value per share, outstanding.

i

Explanatory Note

Central Plains Bancshares, Inc. (the “Company”) was formed to serve as the holding company for Home Federal Savings and Loan Association of Grand Island (the “Association”), upon conversion into the stock form of organization, which was completed on October 19, 2023. Accordingly, the unaudited financial statements, as well as other financial information at or prior to October 19, 2023, contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of Home Federal Savings and Loan Association of Grand Island and Subsidiary. See also Central Plains Bancshares, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2024.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	March 31, 2024
	(Dollars in thousands)
Assets:
Cash and due from banks	$4,917	$6,291
Interest-bearing deposits in other banks	595	5,163
Total cash and cash equivalents	5,512	11,454
Investment securities - available for sale	60,141	60,356
Investment securities - held to maturity	297	307
Loans, net of unearned income	389,554	380,249
Allowance for credit losses on loans	(5,852)	(5,860)
Loans, net	383,702	374,389
Accrued interest receivable	2,464	2,249
Federal Home Loan Bank (FHLB) stock - at cost	591	584
Premises and equipment, net	6,209	5,867
Deferred income taxes	3,347	3,344
Mortgage servicing rights	392	403
Other assets	3,912	4,325
Total assets	$466,567	$463,278
Liabilities:
Deposits:
Non-interest-bearing deposits	$68,405	$66,891
Interest-bearing
Demand and NOW checking	125,476	127,077
Money Market	24,498	24,287
Savings	43,637	43,461
Time deposits over $250,000	34,990	34,381
Other time deposits	79,711	79,048
Total deposits	376,717	375,145
Pension liability	2,212	2,255
Other borrowings	2,000	—
Advances from borrowers for taxes and insurance	1,389	1,806
Accrued interest payable	1,935	1,893
Accounts payable, accrued expenses and other liabilities	3,115	3,902
Total liabilities	387,368	385,001
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,130,815 shares issued and outstanding)	41	41
Additional paid-in capital	39,318	39,318
Retained earnings	48,033	47,130
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(3,106)	(3,139)
Accumulated other comprehensive loss, net	(5,087)	(5,073)
Total stockholders' equity	79,199	78,277
Total liabilities and stockholders' equity	$466,567	$463,278

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$5,308	$4,320
Investment securities	533	388
FHLB stock	7	7
Federal funds sold	63	51
Total interest and dividend income	5,911	4,766
Interest expense:
Deposits	1,920	1,362
Borrowings under FHLB advances	25	69
Total interest expense	1,945	1,431
Net interest income before provision for (reversal of) credit losses	3,966	3,335
Provision for (reversal of) credit losses	(5)	(27)
Net interest income after provision for (reversal of) credit losses	3,971	3,362
Non-interest income:
Servicing fees on loans	32	86
Service charges on deposit accounts	192	187
Interchange income	322	305
Gain on sale of loans	48	41
Gain from real estate owned and other repossessed assets, net	—	1
Other non-interest income	18	32
Total non-interest income	612	652
Non-interest expense:
Salaries and employee benefits	1,843	1,564
Occupancy and equipment	252	242
Data processing	462	443
Federal deposit insurance premiums	44	81
Debit card processing	64	60
Advertising	75	68
Other general and administrative expenses	733	378
Total non-interest expense	3,473	2,836
Income before income tax expense	1,110	1,178
Income tax expense	207	232
Net income	$903	$946
Basic and diluted earnings per share	$0.24	n/a
Weighted average shares outstanding	3,818,012	n/a

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Net income	$903	$946
Other comprehensive loss:
Unrealized holding losses arising during the period on available-for-sale securities	(18)	(642)
Other comprehensive loss, before tax	(18)	(642)
Income tax benefit for other comprehensive income	4	136
Total other comprehensive loss, net of tax	(14)	(506)
Comprehensive income	$889	$440

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended June 30, 2023
Balance at March 31, 2023	—	$—	$—	$43,773	$(5,107)	$—	$38,666
Adoption of ASU 326 credit losses	—	—	—	(402)	—	—	(402)
Net income	—	—	—	946	—	—	946
Other comprehensive loss - net of tax	—	—	—	—	(506)	—	(506)
Balance at June 30, 2023	—	$—	$—	$44,317	$(5,613)	$—	$38,704

	For the three months ended June 30, 2024
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	903	—	—	903
ESOP shares committed to be released	—	—	—	—	—	33	33
Other comprehensive loss - net of tax	—	—	—	—	(14)	—	(14)
Balance at June 30, 2024	4,130,815	$41	$39,318	$48,033	$(5,087)	$(3,106)	$79,199

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities
Net income	$903	$946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128	127
Gain on sale of loans	(48)	(41)
Amortization of premium and accretion of discount on securities, net	25	51
Deferred income tax expense	1	7
Reversal of provision for credit losses	(5)	(27)
Origination of loans held for sale	(3,198)	(2,386)
ESOP expense	33	—
Proceeds from sales of loans held for sale	3,246	2,428
Contributions to pension plan	150	100
Change in assets and liabilities:
Accrued interest receivable	(215)	(67)
Mortgage servicing rights	11	14
Other assets	413	(177)
Accrued interest payable	42	387
Accounts payable, accrued expenses and other liabilities	(981)	(201)
Net cash provided by operating activities	505	1,161
Cash flows from investing activities
Net change in loans	(9,308)	(11,372)
Purchase of investment securities available for sale	(1,948)	(3,799)
Principal paydowns from investment securities available for sale	2,121	2,349
Principal paydowns from investment securities held to maturity	10	41
Purchase of FHLB stock	(7)	(100)
Purchase of premises and equipment	(470)	(47)
Net cash used in investing activities	(9,602)	(12,928)
Cash flows from financing activities
Net change in deposits	1,572	12,277
Net change in advances from borrowers for taxes and insurance	(417)	(398)
Proceeds from short-term FHLB advances	2,000	—
Net cash provided by financing activities	3,155	11,879
Net (decrease) increase in cash and cash equivalents	(5,942)	112
Cash and cash equivalents—beginning of period	11,454	16,563
Cash and cash equivalents—end of period	$5,512	$16,675
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,903	$1,044

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three month period ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2025 or any other period.

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

Basis of Presentation—The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with Central Plains Bancshares, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at June 30, 2024 and March 31, 2024:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,944	$57	$(2,181)	$22,820
GNMA bonds	4,317	2	(44)	4,275
FNMA bonds	28,099	145	(2,330)	25,914
Municipal bonds	8,627	—	(1,495)	7,132
Total securities available-for-sale	$65,987	$204	$(6,050)	$60,141

Securities held-to-maturity
FHLMC bonds	$83	$1	$—	$84
GNMA bonds	55	—	(1)	54
FNMA bonds	159	1	—	160
Total securities held-to-maturity	$297	$2	$(1)	$298

(dollars in thousands)	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,859	$43	$(2,193)	$22,709
GNMA bonds	4,456	2	(52)	4,406
FNMA bonds	28,241	142	(2,322)	26,061
Municipal bonds	8,628	—	(1,448)	7,180
Total securities available-for-sale	$66,184	$187	$(6,015)	$60,356

Securities held-to-maturity
FHLMC bonds	$85	$—	$—	$85
GNMA bonds	57	—	(1)	56
FNMA bonds	165	—	(1)	164
Total securities held-to-maturity	$307	$—	$(2)	$305

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and March 31, 2024, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$1,101	$(17)	$16,696	$(2,164)	$17,797	$(2,181)
GNMA bonds	1,173	(7)	2,834	(37)	4,007	(44)
FNMA bonds	3,220	(59)	13,652	(2,271)	16,872	(2,330)
Municipal bonds	1,598	(122)	5,534	(1,373)	7,132	(1,495)
Total securities available-for-sale	$7,092	$(205)	$38,716	$(5,845)	$45,808	$(6,050)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$3,194	$(58)	$16,053	$(2,135)	$19,247	$(2,193)
GNMA bonds	2,264	(24)	1,852	(28)	4,116	(52)
FNMA bonds	3,329	(29)	15,762	(2,293)	19,091	(2,322)
Municipal bonds	1,608	(112)	5,572	(1,336)	7,180	(1,448)
Total securities available-for-sale	$10,395	$(223)	$39,239	$(5,792)	$49,634	$(6,015)

The unrealized losses at June 30, 2024 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At June 30, 2024, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

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

No credit losses were determined to be present as of June 30, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the three months ended June 30, 2024.

At June 30, 2024 and March 31, 2024, investment securities with amortized cost of $41.7 million, and $43.6 million, respectively, and estimated fair value of $38.2 million and $39.9 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of June 30, 2024 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	2,285	2,099
Due after five years through ten years	2,356	1,971
Due after ten years	3,986	3,062
Mortgage-backed securities and collateralized mortgage obligations	57,360	53,009
Total	$65,987	$60,141

The Association had no sales of available for sale investment securities for the three months ended June 30, 2024 or 2023.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of June 30, 2024 and March 31, 2024 is as follows:

	June 30, 2024	March 31, 2024
	(Dollars in thousands)
Real Estate - Construction	$16,590	$16,011
Real Estate - Commercial	124,906	123,313
Real Estate - Residential	155,424	149,854
Commercial Non-Real Estate	33,056	35,047
Agriculture	24,095	19,694
Other Consumer	18,755	19,985
Land Development and Sanitary & Improvement Districts (SIDs)	16,741	16,341
Total loans	389,567	380,245
Allowance for credit losses	(5,852)	(5,860)
Net deferred origination costs & fees	(13)	4
Total loans, net	$383,702	$374,389

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of June 30, 2024 and March 31, 2024 were $1.9 million and $72,000, respectively. Additionally, the Association had loans totaling $566,000 and $578,000 as of June 30, 2024 and March 31, 2024 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$22	$—	$—	$268
Real Estate - Commercial	2,245	(201)	—	—	2,044
Real Estate - Residential	1,829	78	—	—	1,907
Commercial Non-Real Estate	759	(48)	—	—	711
Agricultural	228	56	—	—	284
Other Consumer	327	68	(4)	1	392
Land Development and SIDs	226	20	—	—	246
Total	$5,860	$(5)	$(4)	$1	$5,852

	Three Months Ended June 30, 2023
	Beginning	Impact of	Provision for			Ending
	Allowance	ASC326	(Recovery of)	Loans		Allowance
	Balance	Adoption	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$334	$28	$22	$—	$—	$384
Real Estate - Commercial	2,048	(904)	56	—	—	1,200
Real Estate - Residential	1,286	775	(95)	—	—	1,966
Commercial Non-Real Estate	915	450	(122)	—	18	1,261
Agricultural	484	(255)	17	—	—	246
Other Consumer	157	138	88	(1)	1	383
Land Development and SIDs	188	67	3	—	1	259
Total	$5,412	$299	$(31)	$(1)	$20	$5,699

The ACL on loans excludes $215,000 as of June 30, 2024 and March 31, 2024 of allowance for off-balance sheet exposures and is recorded within Other Liabilities on the Consolidated Balance Sheets.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at June 30, 2024 and March 31, 2024:

	June 30, 2024
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	396	—	—
Real Estate - Residential	95	—	78
Commercial Non-Real Estate	—	12	12
Agricultural	—	—	—
Other Consumer	—	3	3
Land Development and SIDs	—	—	—
Total	$491	$15	$93

	March 31, 2024
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	419	—	—
Real Estate - Residential	98	—	81
Commercial Non-Real Estate	—	16	16
Agricultural	—	—	—
Other Consumer	—	4	4
Land Development and SIDs	—	—	—
Total	$517	$20	$101

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of June 30, 2024 and March 31, 2024.

	As of June 30, 2024
	Term Loans by Origination Year (Fiscal Year)				Revolving
	2025	2024	2023	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$623	$10,321	$3,651	$—	$1,995	$16,590
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Real Estate - Construction	$623	$10,321	$3,651	$—	$1,995	$16,590
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Commercial
Pass	11,808	13,894	27,272	69,149	490	$122,613
Special mention	—	—	—	—	—	—
Substandard	—	398	—	1,895	—	2,293
Doubtful	—	—	—	—	—	—
Total Real Estate - Commercial	$11,808	$14,292	$27,272	$71,044	$490	$124,906
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Residential
Pass	7,986	15,604	25,066	98,844	7,707	$155,207
Special mention	—	—	—	—	—	—
Substandard	—	—	—	139	—	139
Doubtful	—	—	78	—	—	78
Total Real Estate - Residential	$7,986	$15,604	$25,144	$98,983	$7,707	$155,424
Current year-to-date gross write-offs	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	296	7,475	4,755	14,348	5,625	$32,499
Special mention	—	—	—	—	—	—
Substandard	—	—	130	415	—	545
Doubtful	—	—	—	12	—	12
Total Commercial - Non-Real Estate	$296	$7,475	$4,885	$14,775	$5,625	$33,056
Current year-to-date gross write-offs	—	—	—	—	—	—
Agricultural
Pass	3,106	2,709	3,256	6,577	8,447	$24,095
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total - Agricultural	$3,106	$2,709	$3,256	$6,577	$8,447	$24,095
Current year-to-date gross write-offs	—	—	—	—	—	—
Other Consumer
Pass	1,153	7,066	7,533	2,988	—	$18,740
Special mention	—	—	—	—	—	—
Substandard	—	3	—	12	—	15
Doubtful	—	—	—	—	—	—
Total Other Consumer	$1,153	$7,069	$7,533	$3,000	$—	$18,755
Current year-to-date gross write-offs	4	—	—	—	—	4
Land Development and SIDs
Pass	—	849	6,915	8,977	—	$16,741
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Land Development and SIDs	$—	$849	$6,915	$8,977	$—	$16,741
Current year-to-date gross write-offs	—	—	—	—	—	—
Total loans	$24,972	$58,319	$78,656	$203,356	$24,264	$389,567

	As of March 31, 2024
	Term Loans by Origination Year (Fiscal Year)				Revolving
	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$10,822	$3,231	$—	$—	$1,958	$16,011
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Real Estate - Construction	$10,822	$3,231	$—	$—	$1,958	$16,011
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Commercial
Pass	16,878	30,294	27,294	46,259	244	$120,969
Special mention	—	—	—	—	—	—
Substandard	399	—	—	1,945	—	2,344
Doubtful	—	—	—	—	—	—
Total Real Estate - Commercial	$17,277	$30,294	$27,294	$48,204	$244	$123,313
Current year-to-date gross write-offs	—	—	—	—	—	—
Real Estate - Residential
Pass	16,391	25,357	49,959	50,621	7,326	$149,654
Special mention	—	—	—	—	—	—
Substandard	—	—	—	119	—	119
Doubtful	—	81	—	—	—	81
Total Real Estate - Residential	$16,391	$25,438	$49,959	$50,740	$7,326	$149,854
Current year-to-date gross write-offs	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	8,111	5,140	4,228	11,298	5,712	$34,489
Special mention	—	—	—	—	—	—
Substandard	—	133	—	329	80	542
Doubtful	—	—	—	16	—	16
Total Commercial - Non-Real Estate	$8,111	$5,273	$4,228	$11,643	$5,792	$35,047
Current year-to-date gross write-offs	—	—	—	—	—	—
Agricultural
Pass	3,391	3,283	2,537	4,353	6,130	$19,694
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total - Agricultural	$3,391	$3,283	$2,537	$4,353	$6,130	$19,694
Current year-to-date gross write-offs	—	—	—	—	—	—
Other Consumer
Pass	8,020	8,436	966	2,520	—	$19,942
Special mention	—	—	—	—	—	—
Substandard	10	5	14	14	—	43
Doubtful	—	—	—	—	—	—
Total Other Consumer	$8,030	$8,441	$980	$2,534	$—	$19,985
Current year-to-date gross write-offs	6	—	—	—	—	6
Land Development and SIDs
Pass	613	6,776	7,305	1,447	200	$16,341
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total Land Development and SIDs	$613	$6,776	$7,305	$1,447	$200	$16,341
Current year-to-date gross write-offs	—	—	—	—	—	—
Total loans	$64,635	$82,736	$92,303	$118,921	$21,650	$380,245

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the three months ended June 30, 2024 and March 31, 2024:

	Nonaccrual	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	March 31, 2024	June 30, 2024	Loss	Loss	the Period
June 30, 2024	(Dollars in thousands)
Real Estate - Commercial	$419	$396	$396	$—	$8
Real Estate - Residential	98	95	18	77	2
Commercial Non-Real Estate	16	12	—	12	1
Other Consumer	4	3	—	3	—
Total	$537	$506	$414	$92	$11

	Nonaccrual loans	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at December 31,	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2023	2024	Loss	Loss	the Period
March 31, 2024	(Dollars in thousands)
Real Estate - Commercial	$431	$419	$419	$—	$4
Real Estate - Residential	101	98	17	81	2
Commercial Non-Real Estate	19	16	—	16	—
Other Consumer	6	4	—	4	—
Total	$557	$537	$436	$101	$6

The following is an aging analysis of the contractually past due loans as of June 30, 2024 and March 31, 2024:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
June 30, 2024	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$16,590	$16,590	$—
Real Estate - Commercial	30	—	12	42	124,864	124,906	—
Real Estate - Residential	50	22	1	73	155,351	155,424	—
Commercial Non-Real Estate	—	—	—	—	33,056	33,056	—
Agricultural	75	—	—	75	24,020	24,095	—
Other Consumer	118	384	122	624	18,131	18,755	111
Land Development and SIDs				—	16,741	16,741	—
Total	$273	$406	$135	$814	$388,753	$389,567	$111

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2024	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$16,011	$16,011	$—
Real Estate - Commercial	—	—	—	—	123,313	123,313	—
Real Estate - Residential	154	51	—	205	149,649	149,854	—
Commercial Non-Real Estate	—	—	16	16	35,031	35,047	—
Agricultural	—	—	—	—	19,694	19,694	—
Other Consumer	37	375	125	537	19,448	19,985	125
Land Development and SIDs	—	—	—	—	16,341	16,341	—
Total	$191	$426	$141	$758	$379,487	$380,245	$125

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended June 30, 2024 and 2023.

Note 4 - DEPOSITS

A summary of certificates of deposit included in interest bearing deposits in the consolidated statements of financial condition by maturity at June 30, 2024, is as follows:

Amount
12 Months Ending June 30,	(Dollars in thousands)
2025	$103,805
2026	4,840
2027	4,684
2028	1,338
2029 or later	34
Total certificate accounts	$114,701

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250,000, was $35.0 million at June 30, 2024 and $34.4 million at March 31, 2024, respectively. At June 30, 2024, the Company had $2.2 million in brokered deposits. The Company had no brokered deposits at March 31, 2024.

Note 5 - Borrowings

The Company had $2.0 million in overnight borrowings outstanding from the Federal Home Loan Bank ("FHLB") of Topeka as of June 30, 2024 and no outstanding borrowings as of March 31, 2024.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended June 30,
	2024	2023
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)
Average balance outstanding	$1,719	$5,107
Maximum amount outstanding at any month-end during the period	5,700	8,000
Average interest rate during the period	5.82%	5.40%

	June 30, 2024	March 31, 2024
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)
Balance outstanding at end of period	$2,000	$—
Weighted average interest rate at end of period	5.83%	—

	June 30, 2024	March 31, 2024
	(Dollars in thousands)
Outstanding advances	$2,000	$—
Additional borrowing capacity	43,093	45,099
Total borrowing capacity	$45,093	$45,099

The Company had remaining availability for FHLB borrowings of approximately $38.1 million and $40.1 million at June 30, 2024 and March 31, 2024, respectively. The FHLB has sole discretion to deny additional advances. $59,000 of investment securities and $52.0 million of loans were pledged as collateral for FHLB advances at June 30, 2024.

Additionally, the Company had the capacity to borrow $5.0 million from a private bankers’ bank at June 30, 2024 and March 31, 2024.

Note 6 - REGULATORY CAPITAL REQUIREMENTS

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

As of June 30, 2024 and March 31, 2024, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2024, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of June 30, 2024 and March 31, 2024, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$69,225	17.87%	$30,985	8.00%	$38,731	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$64,369	16.62%	$23,239	6.00%	$30,985	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$64,369	16.62%	$17,429	4.50%	$25,175	6.50%

Tier 1 Capital (to Average Assets)	$64,369	13.84%	$18,603	4.00%	$23,254	5.00%

As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$68,071	18.01%	$30,244	8.00%	$37,805	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$63,329	16.75%	$22,683	6.00%	$30,244	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$63,329	16.75%	$17,012	4.50%	$24,573	6.50%

Tier 1 Capital (to Average Assets)	$63,329	13.98%	$18,125	4.00%	$22,656	5.00%

Note 7 - COMMITMENTS AND CONTINGENCIES

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

At June 30, 2024 and March 31, 2024, the Association had approved outstanding loan origination commitments of $626,000 and $2.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at June 30, 2024 and March 31, 2024, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $47.6 million and $41.7 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Association’s consolidated financial statements.

Note 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
June 30, 2024
Financial assets:
Loans, net	$383,702	$—	$—	$359,442	$359,442
Financial liabilities:
Interest-bearing deposits	$308,312	$—	$257,709	$—	$257,709

March 31, 2024
Financial assets:
Loans, net	$374,389	$—	$—	$346,801	$346,801
Financial liabilities:
Interest-bearing deposits	$308,254	$—	$257,604	$—	$257,604

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of June 30, 2024 and March 31, 2024 was $60.1 million and $60.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of June 30, 2024 or March 31, 2024.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2024
Securities Available-for-sale
Mortgage-Backed Securities	$53,009	$—	$53,009	$—
Municipal Bonds	7,132	—	7,132	—
Total	$60,141	$—	$60,141	$—
March 31, 2024
Securities Available-for-sale
Mortgage-Backed Securities	$53,176	$—	$53,176	$—
Municipal Bonds	7,180	—	7,180	—
Total	$60,356	$—	$60,356	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the three months ended June 30, 2024. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and March 31, 2024:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2024
Financial Assets
Individually evaluated loans	$414	$—	$—	$414
Total	$414	$—	$—	$414
March 31, 2024
Financial Assets
Individually evaluated loans	$436	$—	$—	$436
Total	$436	$—	$—	$436

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

Individually Evaluated Loans

Individually evaluated loans are recorded at fair value on a nonrecurring basis. The fair value of loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a monthly basis for additional impairment and adjusted accordingly.

The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

Note 9 - EARNINGS PER SHARE

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

There were no securities or other contracts that had a dilutive effect for the three months ended June 30, 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. EPS data is not applicable for the three months ended June 30, 2023 as the Company had no shares outstanding.

Three Months Ended
June 30, 2024
(Dollars in thousands)
Net income applicable to common shares	$903

Average number of common shares outstanding	4,130,815
Less: Average unallocated ESOP shares	312,803
Average number of common shares outstanding used to calculate basic earnings per common share	3,818,012
Earnings per common share basic and diluted	$0.24

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

Note 10 - ESOP

Employees participate in "the ESOP". The ESOP borrowed funds from the Company to purchase 330,465 shares of stock at $10 per share. The Association makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants receive the shares at the end of employment.

There were no contributions to the ESOP during the three months ending June 30, 2024, as the annual loan payment will be made in December. Expense recorded was $33,000 during the three months ending June 30, 2024, and is recognized over the service period.

Shares held by the ESOP were as follows:

As of June 30,
2024
(Dollars in thousands)
Shares allocated	13,218
Shares committed for allocation	6,612
Unallocated	310,635
Total ESOP shares	330,465
Fair value of unearned shares at June 30, 2023	$67
Fair value of unearned shares at June 30, 2024	$3,141

Fair value of unearned shares is based on a stock price of $10.11 as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2024 and March 31, 2024 and for the three and three months ended June 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

Comparison of Financial Condition at June 30, 2024 and March 31, 2024

	At June 30, 2024	At March 31, 2024
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$5,512	$11,454
Investment securities - available for sale	60,141	60,356
Investment securities - held to maturity	297	307
FHLB stock	591	584
Loans, net	383,702	374,389
Total assets	466,567	463,278
Total deposits	376,717	375,145
Total stockholders' equity	$79,199	$78,277

Total Assets. Total assets increased $3.3 million, or 0.7%, to $466.6 million at June 30, 2024 from $463.3 million at March 31, 2024. The increase was driven primarily due to a $9.3 million, or 2.5%, increase in loans, net.

Cash and cash equivalents. Cash and cash equivalents decreased $6.0 million, or 51.9%, to $5.5 million at June 30, 2024 from $11.5 million at March 31, 2024. This decrease was primarily due to an increase in loan funding and a decrease in interest bearing deposits in other banks. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Investment Securities Available for Sale. Securities available-for-sale decreased $215,000, or 0.4%, to $60.1 million at June 30, 2024 from $60.4 million at March 31, 2024. We purchased $1.9 million in securities, received principal payments of $2.1 million, had net premium amortization and discount accretion of $25,000 and had a decrease in the net unrealized losses on the securities portfolio of $18,000 during the three month period ended June 30, 2024.

Loans, net. Our loans, net, increased $9.3 million, or 2.5%, to $383.7 million at June 30, 2024 from $374.4 million at March 31, 2024. We experienced increases in all loan categories except for commercial non-real loans and other consumer loans. The largest increase was in residential real estate loans, which increased $5.5 million, or 3.7%, to $155.4 million at June 30, 2024, from $149.9 million at March 31, 2024.

Total Deposits. Total deposits increased $1.6 million, or 0.4%, to $376.7 million at June 30, 2024 from $375.1 million at March 31, 2024. The increase in deposits is primarily within time deposits as the Company continued to offer a competitive CD special during the three months ended June 30, 2024. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Noninterest-bearing deposits increased $1.5 million, or 2.3%, to $68.4 million at June 30, 2024 from $66.9 million at March 31, 2024. Time certificates of deposit increased $1.3 million, or 2.6%, to $114.7 million at June 30, 2024 from $113.4 million at March 31, 2024, as we believe that long-term customers have sought higher-yield deposits as a result of recent increases in market interest rates. We also had brokered time deposits of $2.2 million at June 30, 2024. The Company had no brokered time deposits at March 31, 2024.

Borrowings. Outstanding borrowings increased to $2.0 million at June, 30 2024. We had no outstanding borrowings at March 31, 2024. We have had limited borrowings in recent periods, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations, although we will utilize FHLB advances as needed to support increased loan funding.

Stockholders' Equity. Stockholders' equity increased $922,000, or 1.2% to $79.2 million at June 30, 2024 from $78.3 million at March 31, 2024. This increase is the result of net income of $903,000 and ESOP shares committed to be released of $33,000, for the three months ended June 30, 2024, which was offset by an increase in other comprehensive loss of $14,000.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$378,393	$5,308	5.61%	$358,535	$4,320	4.82%
Mortgage-backed securities	53,894	491	3.64%	52,231	343	2.63%
Investment securities (1)	7,079	42	2.37%	7,631	45	2.36%
Interest-bearing deposits and other	9,490	70	2.95%	4,554	58	5.09%
Total interest-earning assets	448,856	5,911	5.27%	422,951	4,766	4.51%
Non-interest-earning assets	15,132			15,633
Total assets	$463,988			$438,584

Interest-bearing liabilities:
Savings accounts	$42,689	$39	0.37%	$46,324	$27	0.23%
Money market accounts	25,110	129	2.05%	24,887	89	1.43%
NOW accounts	125,934	518	1.65%	150,367	530	1.41%
Certificates of deposit	98,132	1,080	4.40%	73,668	638	3.46%
Individual retirement accounts	17,143	154	3.59%	15,497	78	2.01%
Total interest-bearing deposits	309,008	1,920	2.49%	310,743	1,362	1.75%
Borrowings	1,719	25	5.82%	5,107	69	5.40%
Total interest-bearing liabilities	310,727	1,945	2.50%	315,850	1,431	1.81%
Other non-interest-bearing liabilities	95,018			83,836
Total liabilities	405,745			399,686
Total equity	58,243			38,898
Total liabilities and total equity	$463,988			$438,584
Net interest income		$3,966			$3,335
Net interest rate spread (2)			2.77%			2.70%
Net interest-earning assets (3)	$138,129			$107,101
Net interest margin (4)			3.53%			3.15%
Average interest-earning assets to interest-bearing liabilities	144.45%			133.91%

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

Comparison of Operating Results for the Three Months Ended June 30, 2024 and June 30, 2023

General. Net income decreased $43,000, or 4.5%, to $903,000 for the three months ended June 30, 2024, compared to net income of $946,000 for the three months ended June 30, 2023. The decrease in net income is primarily the result of an increase in non-interest expense, primarily related to salaries and employee benefits and other general and administrative expenses, which was partially offset by an increase in net interest income.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 24.0%, to $5.9 million for the three months ended June 30, 2024 from $4.8 million for the three months ended June 30, 2023. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates and loan growth.

Interest income on loans increased $988,000, or 22.9%, to $5.3 million for the three months ended June 30, 2024 from $4.3 million for the three months ended June 30, 2023. The average balance of loans increased $19.9 million, or 5.5%, to $378.4 million for the three months ended June 30, 2024 from $358.5 million for the three months ended June 30, 2023. The increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 79 basis points to 5.61% for the three months ended June 30, 2024 from 4.82% for the three months ended June 30, 2023. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $145,000, or 37.4%, to $533,000 for the three months ended June 30, 2024 from $388,000 for the three months ended June 30, 2023, due to a 91 basis point increase in the average yield from 2.59% for the three months ended June 30, 2023 to 3.50% for the three months ended June 30, 2024. The average balance of securities increased $1.1 million, or 1.9%, to $61.0 million for the three months ended June 30, 2024 from $59.9 million for the three months ended June 30, 2023.

Interest Expense. Interest expense increased $514,000, or 35.9%, to $1.9 million for the three months ended June 30, 2024 compared to $1.4 million for the three months ended June 30, 2023, due to higher costs of interest-bearing liabilities.

Interest expense on deposits increased $558,000, or 41.0%, to $1.9 million for the three months ended June 30, 2024 compared to $1.4 million for the three months ended June 30, 2023. The increase was due to a 74 basis point increase in the average cost of deposits to 2.49% for the three months ended June 30, 2024 from 1.75% for the three months ended June 30, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $24.5 million to $98.1 million for the three months ended June 30, 2024 from $73.6 million for the three months ended June 30, 2023.

Net Interest Income. Net interest income after provision for credit losses increased $609,000, or 18.1%, to $4.0 million for the three months ended June 30, 2024 compared to $3.4 million for the three months ended June 30, 2023.

Our interest rate spread increased seven basis points to 2.77% for the three months ended June 30, 2024, compared to 2.70% for the three months ended June 30, 2023, and our net interest margin increased 38 basis points to 3.53% for the three months ended June 30, 2024 compared to 3.15% for the three months ended June 30, 2023.

Provision for Credit Losses. For the three months ended June 30, 2024 and 2023, a reversal of the provision for credit losses was recorded based on the current allowance for credit loss ("ACL") assessment. During the three months ended June 30, 2024, we recorded a reversal of provision for credit losses of $5,000. During the three months ended June 30, 2023, we recorded a reversal of provision for credit losses of $27,000, comprised of $32,000 in reversal of provision for credit losses on loans and a $5,000 provision for credit losses on unfunded commitments. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Non-Interest Income. The following table shows the components of non-interest income for periods presented.

	Three months ended June 30,
Non-interest income:	2024	2023
	(Dollars in thousands)
Servicing fees on loans	$32	$86
Service charges on deposit accounts	192	187
Interchange income	322	305
Gain on sale of loans	48	41
Gain from real estate owned and other repossessed assets, net	—	1
Other non-interest income	18	32
Total non-interest income	$612	$652

Noninterest income decreased $40,000, or 6.1%, to $612,000 for the three months ended June 30, 2024 from $652,000 for the three months ended June 30, 2023. Servicing fees on loans decreased $54,000, or 62.8%, to $32,000 for the three months ended June 30, 2024 compared to $86,000 for the three months ended June 30, 2023.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	Three months ended June 30,
Non-interest expense:	2024	2023
	(Dollars in thousands)
Salaries and employee benefits	$1,843	$1,564
Occupancy and equipment	252	242
Data processing	462	443
Federal deposit insurance premiums	44	81
Debit card processing	64	60
Advertising	75	68
Other general and administrative expenses	733	378
Total non-interest expense	$3,473	$2,836

Noninterest expense increased $637,000, or 22.5% to $3.5 million for the three months ended June 30, 2024 from $2.8 million for the three months ended June 30, 2023. Salaries and employee benefits expense increased $279,000, or 17.8%, to $1.8 million for the three months ended June 30, 2024 from $1.6 million for the three months ended June 30, 2023, due to additional lenders added to the Company. Additionally, the Association entered into an Employee Stock Ownership Plan at the closing of the conversion, which resulted in additional ESOP related expenses of $33,000 during the three months ended June 30, 2024.

Other general and administrative expenses increased $355,000, or 93.9%, to $733,000 for the three months ended June 30, 2024 from $378,000 for the three months ended June 30, 2023, due to a combination of increases in insurance, auditing and consulting fees. These additional fees relate to public filing requirements and further regulatory compliance consulting.

Income Tax Expense. We recognized income tax expense of $207,000 for the three months ended June 30, 2024 and an income tax expense of $232,000 for the three months ended June 30, 2023, respectively, resulting in effective rates of 18.7% for the three months ended June 30, 2024 and 19.7% for the three months ended June 30, 2023. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits and tax-exempt municipal bond interest.

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

The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$17,045	(2.59)%
300	17,168	(1.89)
200	17,292	(1.18)
100	17,398	(0.58)
Base	17,499	—
(100)	17,557	0.33
(200)	17,593	0.54
(300)	17,620	0.69
(400)	17,660	0.92

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at June 30, 2024, we would have experienced a 1.18% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.54% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

Market Value of Equity. We also use a third-party model to compute amounts by which the net present value of our assets and liabilities (market value of equity or "MVE") would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 400 basis points.

The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$97,625	$(5,029)	(4.90)%	25.38%	178
300	99,616	(3,038)	(2.96)	25.14	154
200	100,561	(2,093)	(2.04)	24.64	104
100	100,376	(2,278)	(2.22)	23.86	26
Base	102,654	—	—	23.60	—
(100)	96,546	(6,108)	(5.95)	21.52	(208)
(200)	87,907	(14,747)	(14.37)	19.11	(449)
(300)	76,585	(26,069)	(25.40)	16.25	(735)
(400)	63,956	(38,698)	(37.70)	13.25	(1,035)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at June 30, 2024, we would have experienced a 2.04% decrease in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 14.37% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $38.1 million at June 30, 2024. The FHLB has sole discretion to deny additional advances. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed. Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at June 30, 2024.

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

For the three months ended June 30, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $5.9 million. Net cash provided by operating activities amounted to $505,000, primarily due to net income of $903,000 and changes of other assets of $413,000, partially offset by changes in accrued expenses and other liabilities of $981,000. Net cash used in investing activities amounted to $9.6 million, primarily due to a net increase in loans of $9.3 million and the purchase of available-for-sale investment securities of $1.9 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $2.1 million. Net cash provided by financing activities amounted to $3.2 million, primarily due to an increase in short-term FHLB advances and an increase in deposits.

For the three months ended June 30, 2023, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $112,000. Net cash provided by operating activities amounted to $1.2 million, primarily due to net income of $946,000. Net cash used in investing activities amounted to $12.9 million, primarily due to a net increase in loans of $11.4 million and the purchase of available-for-sale investment securities of $3.8 million , partially offset by proceeds from paydowns of available-for-sale investment securities of $2.3 million. Net cash provided by financing activities amounted to $11.9 million, primarily due to a net increase in deposits of $12.3 million. For further information, see the statements of cash flows contained in the consolidated financial statements in Part 1, Item 1 of this Quarterly Report.

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

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, the debt service coverage ratio on these loans is at least 1.20x. A significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2024, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

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

Central Plains Bancshares, Inc.

Date: August 7, 2024	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer

Date: August 7, 2024	By:	/s/ Bradley M. Kool
Bradley M. Kool First Vice President and Chief Financial Officer