Form 10-Q
period 2024-09-30
Central Plains Bancshares, Inc.
filed 2024-11-12
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 4,130,815 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	March 31, 2024
	(Dollars in thousands)
Assets:
Cash and due from banks	$8,899	$6,291
Interest-bearing deposits in other banks	980	5,163
Total cash and cash equivalents	9,879	11,454
Investment securities - available for sale	59,673	60,356
Investment securities - held to maturity	274	307
Loans, net of unearned income	399,092	380,249
Allowance for credit losses on loans	(5,858)	(5,860)
Loans, net	393,234	374,389
Accrued interest receivable	2,676	2,249
Federal Home Loan Bank (FHLB) stock - at cost	613	584
Premises and equipment, net	8,252	5,867
Deferred income taxes	2,965	3,344
Mortgage servicing rights	385	403
Other assets	4,076	4,325
Total assets	$482,027	$463,278
Liabilities:
Deposits:
Non-interest-bearing deposits	$69,199	$66,891
Interest-bearing
Demand and NOW checking	127,443	127,077
Money Market	28,833	24,287
Savings	42,062	43,461
Time deposits over $250,000	32,113	34,381
Other time deposits	92,159	79,048
Total deposits	391,809	375,145
Pension liability	2,168	2,255
Advances from borrowers for taxes and insurance	909	1,806
Accrued interest payable	2,155	1,893
Accounts payable, accrued expenses and other liabilities	3,359	3,902
Total liabilities	400,400	385,001
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,130,815 shares issued and outstanding)	41	41
Additional paid-in capital	39,323	39,318
Retained earnings	48,985	47,130
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(3,073)	(3,139)
Accumulated other comprehensive loss, net	(3,649)	(5,073)
Total stockholders' equity	81,627	78,277
Total liabilities and stockholders' equity	$482,027	$463,278

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$5,596	$4,589	$10,904	$8,909
Investment securities	532	399	1,065	787
FHLB stock	9	7	16	14
Federal funds sold	12	38	75	89
Total interest and dividend income	6,149	5,033	12,060	9,799
Interest expense:
Deposits	2,017	1,518	3,937	2,880
Borrowings under FHLB advances	74	33	99	102
Total interest expense	2,091	1,551	4,036	2,982
Net interest income before provision for (reversal of) credit losses	4,058	3,482	8,024	6,817
Provision for (reversal of) credit losses	4	(60)	(1)	(92)
Net interest income after provision for (reversal of) credit losses	4,054	3,542	8,025	6,909
Non-interest income:
Servicing fees on loans	36	76	68	162
Service charges on deposit accounts	199	198	391	385
Interchange income	326	294	648	599
Gain on sale of loans	43	72	91	113
Gain from real estate owned and other repossessed assets, net	1	3	1	4
Other non-interest income	19	38	37	65
Total non-interest income	624	681	1,236	1,328
Non-interest expense:
Salaries and employee benefits	1,938	1,624	3,781	3,188
Occupancy and equipment	270	259	522	501
Data processing	522	464	984	907
Federal deposit insurance premiums	49	67	93	148
Debit card processing	70	64	134	124
Advertising	71	90	146	158
Other general and administrative expenses	601	423	1,334	801
Total non-interest expense	3,521	2,991	6,994	5,827
Income before income tax expense	1,157	1,232	2,267	2,410
Income tax expense	205	259	412	491
Net income	$952	$973	$1,855	$1,919
Basic and diluted earnings per share	$0.25	n/a	$0.49	n/a
Weighted average shares outstanding	3,821,330	n/a	3,819,680	n/a

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Net income	$952	$973
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,820	(1,513)
Other comprehensive income (loss), before tax	1,820	(1,513)
Income tax (expense) benefit for other comprehensive income	(382)	318
Total other comprehensive income (loss), net of tax	1,438	(1,195)
Comprehensive income (loss)	$2,390	$(222)

	For the Six Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Net income	$1,855	$1,919
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,802	(2,155)
Other comprehensive income (loss), before tax	1,802	(2,155)
Income tax (expense) benefit for other comprehensive income	(378)	454
Total other comprehensive income (loss), net of tax	1,424	(1,701)
Comprehensive income	$3,279	$218

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended September 30, 2023
Balance at June 30, 2023	—	$—	$—	$44,317	$(5,613)	$—	$38,704
Net income	—	—	—	973	—	—	973
Other comprehensive loss - net of tax	—	—	—	—	(1,195)	—	(1,195)
Balance at September 30, 2023	—	$—	$—	$45,290	$(6,808)	$—	$38,482

	For the three months ended September 30, 2024
Balance at June 30, 2024	4,130,815	$41	$39,318	$48,033	$(5,087)	$(3,106)	$79,199
Net income	—	—	—	952	—	—	952
ESOP shares committed to be released	—	—	5	—	—	33	38
Other comprehensive income - net of tax	—	—	—	—	1,438	—	1,438
Balance at September 30, 2024	4,130,815	$41	$39,323	$48,985	$(3,649)	$(3,073)	$81,627

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the six months ended September 30, 2023
Balance at March 31, 2023	—	$—	$—	$43,773	$(5,107)	$—	$38,666
Adoption of ASU 326 credit losses	—	—	—	(402)	—	—	(402)
Net income	—	—	—	1,919	—	—	1,919
Other comprehensive loss - net of tax	—	—	—	—	(1,701)	—	(1,701)
Balance at September 30, 2023	—	$—	$—	$45,290	$(6,808)	$—	$38,482

	For the six months ended September 30, 2024
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	1,855	—	—	1,855
ESOP shares committed to be released	—	—	5	—	—	66	71
Other comprehensive income - net of tax	—	—	—	—	1,424	—	1,424
Balance at September 30, 2024	4,130,815	$41	$39,323	$48,985	$(3,649)	$(3,073)	$81,627

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,855	$1,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	259	248
Gain on sale of loans	(91)	(113)
Amortization of premium and accretion of discount on securities, net	47	99
Deferred income tax expense (benefit)	1	(559)
Reversal of provision for credit losses	(1)	(92)
Origination of loans held for sale	(6,166)	(6,711)
ESOP expense	71	—
Proceeds from sales of loans held for sale	6,257	6,824
Change in assets and liabilities:
Accrued interest receivable	(427)	(321)
Mortgage servicing rights	18	17
Other assets	249	(668)
Accrued interest payable	262	832
Accounts payable, accrued expenses and other liabilities	(630)	114
Net cash provided by operating activities	1,704	1,589
Cash flows from investing activities
Net change in loans	(18,843)	(12,986)
Purchase of investment securities available for sale	(1,948)	(3,799)
Principal paydowns from investment securities available for sale	4,385	4,734
Principal paydowns from investment securities held to maturity	33	73
Purchase of FHLB stock	(29)	(21)
Purchase of premises and equipment	(2,644)	(184)
Net cash used in investing activities	(19,046)	(12,183)
Cash flows from financing activities
Net change in deposits	16,664	16,142
Net change in advances from borrowers for taxes and insurance	(897)	(726)
Net cash provided by financing activities	15,767	15,416
Net (decrease) increase in cash and cash equivalents	(1,575)	4,822
Cash and cash equivalents—beginning of period	11,454	16,563
Cash and cash equivalents—end of period	$9,879	$21,385
Supplemental disclosures of cash flow information:
Cash paid for taxes	$200	$400
Cash paid for interest	$3,774	$2,150

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three- and six-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2025, or any other period.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at September 30, 2024 and March 31, 2024:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,907	$148	$(1,548)	$22,507
GNMA bonds	4,201	22	(5)	4,218
FNMA bonds	26,966	312	(1,755)	25,523
Municipal bonds	8,625	—	(1,200)	7,425
Total securities available-for-sale	$63,699	$482	$(4,508)	$59,673

Securities held-to-maturity
FHLMC bonds	$78	$2	$—	$80
GNMA bonds	51	—	—	51
FNMA bonds	145	2	—	147
Total securities held-to-maturity	$274	$4	$—	$278

(dollars in thousands)	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,859	$43	$(2,193)	$22,709
GNMA bonds	4,456	2	(52)	4,406
FNMA bonds	28,241	142	(2,322)	26,061
Municipal bonds	8,628	—	(1,448)	7,180
Total securities available-for-sale	$66,184	$187	$(6,015)	$60,356

Securities held-to-maturity
FHLMC bonds	$85	$—	$—	$85
GNMA bonds	57	—	(1)	56
FNMA bonds	165	—	(1)	164
Total securities held-to-maturity	$307	$—	$(2)	$305

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and March 31, 2024, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$—	$—	$14,049	$(1,548)	$14,049	$(1,548)
GNMA bonds	—	—	1,631	(5)	1,631	(5)
FNMA bonds	—	—	13,409	(1,755)	13,409	(1,755)
Municipal bonds	710	(15)	6,715	(1,185)	7,425	(1,200)
Total securities available-for-sale	$710	$(15)	$35,804	$(4,493)	$36,514	$(4,508)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$3,194	$(58)	$16,053	$(2,135)	$19,247	$(2,193)
GNMA bonds	2,264	(24)	1,852	(28)	4,116	(52)
FNMA bonds	3,329	(29)	15,762	(2,293)	19,091	(2,322)
Municipal bonds	1,608	(112)	5,572	(1,336)	7,180	(1,448)
Total securities available-for-sale	$10,395	$(223)	$39,239	$(5,792)	$49,634	$(6,015)

The unrealized losses at September 30, 2024 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At September 30, 2024, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

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

No credit losses were determined to be present as of September 30, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the six months ended September 30, 2024.

At September 30, 2024 and March 31, 2024, investment securities with amortized cost of $51.7 million, and $43.6 million, respectively, and estimated fair value of $48.8 million and $39.9 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of September 30, 2024 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	2,285	2,139
Due after five years through ten years	2,356	2,072
Due after ten years	3,984	3,214
Mortgage-backed securities and collateralized mortgage obligations	55,074	52,248
Total	$63,699	$59,673

The Association had no sales of available for sale investment securities for the six months ended September 30, 2024 or 2023.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of September 30, 2024 and March 31, 2024 is as follows:

	September 30, 2024	March 31, 2024
	(Dollars in thousands)
Real Estate - Construction	$18,554	$16,011
Real Estate - Commercial	125,530	123,313
Real Estate - Residential	153,462	149,854
Commercial Non-Real Estate	30,620	35,047
Agriculture	36,393	19,694
Other Consumer	17,863	19,985
Land Development and Sanitary & Improvement Districts (SIDs)	16,675	16,341
Total loans	399,097	380,245
Allowance for credit losses	(5,858)	(5,860)
Net deferred origination costs & fees	(5)	4
Total loans, net	$393,234	$374,389

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of September 30, 2024 and March 31, 2024 were $1.9 million and $72,000, respectively. Additionally, the Association had loans totaling $626,000 and $578,000 as of September 30, 2024 and March 31, 2024 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$268	$21	$—	$—	$289
Real Estate - Commercial	2,044	(21)	—	—	2,023
Real Estate - Residential	1,907	(31)	—	—	1,876
Commercial Non-Real Estate	711	(53)	—	—	658
Agricultural	284	122	—	—	406
Other Consumer	392	(24)	—	2	370
Land Development and SIDs	246	(10)	—	—	236
Total	$5,852	$4	$—	$2	$5,858

	Six Months Ended September 30, 2024
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$43	$—	$—	$289
Real Estate - Commercial	2,245	(222)	—	—	2,023
Real Estate - Residential	1,829	47	—	—	1,876
Commercial Non-Real Estate	759	(101)	—	—	658
Agricultural	228	178	—	—	406
Other Consumer	327	44	(4)	3	370
Land Development and SIDs	226	10	—	—	236
Total	$5,860	$(1)	$(4)	$3	$5,858

	Three Months Ended September 30, 2023
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$384	$14	$—	$—	$398
Real Estate - Commercial	1,200	77	—	—	1,277
Real Estate - Residential	1,966	(134)	—	—	1,832
Commercial Non-Real Estate	1,261	19	—	18	1,298
Agricultural	246	(6)	—	—	240
Other Consumer	383	(49)	—	—	334
Land Development and SIDs	259	19	—	—	278
Total	$5,699	$(60)	$—	$18	$5,657

	Six Months Ended September 30, 2023
	Beginning	Impact of	Provision for			Ending
	Allowance	ASC326	(Recovery of)	Loans		Allowance
	Balance	Adoption	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$334	$28	$36	$—	$—	$398
Real Estate - Commercial	2,048	(904)	133	—	—	1,277
Real Estate - Residential	1,286	775	(229)	—	—	1,832
Commercial Non-Real Estate	915	450	(103)	—	36	1,298
Agricultural	484	(255)	11	—	—	240
Other Consumer	157	138	38	(1)	2	334
Land Development and SIDs	188	67	22	—	1	278
Total	$5,412	$299	$(92)	$(1)	$39	$5,657

The ACL on loans excludes $215,000 as of September 30, 2024 and March 31, 2024 of allowance for off-balance sheet exposures and is recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at September 30, 2024 and March 31, 2024:

	September 30, 2024
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	384	—	—
Real Estate - Residential	91	—	74
Commercial Non-Real Estate	—	10	10
Agricultural	—	—	—
Other Consumer	—	2	2
Land Development and SIDs	—	—	—
Total	$475	$12	$86

	March 31, 2024
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	419	—	—
Real Estate - Residential	98	—	81
Commercial Non-Real Estate	—	16	16
Agricultural	—	—	—
Other Consumer	—	4	4
Land Development and SIDs	—	—	—
Total	$517	$20	$101

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

The following tables present the credit risk profile of the Association's loan portfolio based on risk rating category and year of origination as of September 30, 2024 and March 31, 2024.

	As of September 30, 2024
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$5,251	$11,020	$368	$—	$—	$—	$1,915	$18,554
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$5,251	$11,020	$368	$—	$—	$—	$1,915	$18,554
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	16,024	14,148	25,150	26,656	3,196	33,016	5,085	$123,275
Special mention	—	—	—	—	—	—	—	—
Substandard	—	396	—	—	325	1,534	—	2,255
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$16,024	$14,544	$25,150	$26,656	$3,521	$34,550	$5,085	$125,530
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	11,849	12,215	22,425	47,660	32,137	14,239	12,724	$153,249
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	21	—	—	117	—	138
Doubtful	—	—	75	—	—	—	—	75
Total Real Estate - Residential	$11,849	$12,215	$22,521	$47,660	$32,137	$14,356	$12,724	$153,462
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	1,772	7,536	4,114	3,421	2,307	7,776	3,154	$30,080
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	128	—	—	402	—	530
Doubtful	—	—	—	—	—	10	—	10
Total Commercial - Non-Real Estate	$1,772	$7,536	$4,242	$3,421	$2,307	$8,188	$3,154	$30,620
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	10,990	2,098	3,255	2,477	1,223	2,983	13,367	$36,393
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$10,990	$2,098	$3,255	$2,477	$1,223	$2,983	$13,367	$36,393
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,352	6,344	6,701	620	323	1,512	—	$17,852
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	—	—	9	—	—	11
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$2,352	$6,346	$6,701	$620	$332	$1,512	$—	$17,863
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	344	1,080	6,409	7,471	565	806	—	$16,675
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$344	$1,080	$6,409	$7,471	$565	$806	$—	$16,675
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$48,582	$54,839	$68,646	$88,305	$40,085	$62,395	$36,245	$399,097

	As of March 31, 2024
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$10,822	$3,231	$—	$—	$—	$—	$1,958	$16,011
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$10,822	$3,231	$—	$—	$—	$—	$1,958	$16,011
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	16,878	30,294	27,294	5,646	15,873	24,740	244	$120,969
Special mention	—	—	—	—	—	—	—	—
Substandard	399	—	—	342	—	1,603	—	2,344
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,277	$30,294	$27,294	$5,988	$15,873	$26,343	$244	$123,313
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	16,391	25,357	49,959	33,193	4,688	12,740	7,326	$149,654
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	119	—	119
Doubtful	—	81	—	—	—	—	—	81
Total Real Estate - Residential	$16,391	$25,438	$49,959	$33,193	$4,688	$12,859	$7,326	$149,854
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	8,111	5,140	4,228	2,841	1,101	7,356	5,712	$34,489
Special mention	—	—	—	—	—	—	—	—
Substandard	—	133	—	—	—	329	80	542
Doubtful	—	—	—	—	—	16	—	16
Total Commercial - Non-Real Estate	$8,111	$5,273	$4,228	$2,841	$1,101	$7,701	$5,792	$35,047
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	3,391	3,283	2,537	1,037	587	2,729	6,130	$19,694
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$3,391	$3,283	$2,537	$1,037	$587	$2,729	$6,130	$19,694
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	8,020	8,436	966	304	2,006	210	—	$19,942
Special mention	—	—	—	—	—	—	—	—
Substandard	10	5	14	14	—	—	—	43
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$8,030	$8,441	$980	$318	$2,006	$210	$—	$19,985
Current year-to-date gross write-offs	6	—	—	—	—	—	—	6
Land Development and SIDs
Pass	613	6,776	7,305	714	—	733	200	$16,341
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$613	$6,776	$7,305	$714	$—	$733	$200	$16,341
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$64,635	$82,736	$92,303	$44,091	$24,255	$50,575	$21,650	$380,245

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the six months ended September 30, 2024 and March 31, 2024:

	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	September 30, 2024	Loss	Loss	the Period
September 30, 2024
Real Estate - Commercial	$384	$384	$—	$16
Real Estate - Residential	91	17	74	3
Commercial Non-Real Estate	10	—	10	2
Other Consumer	2	—	2	—
Total	$487	$401	$86	$21

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2024	Loss	Loss	the Period
March 31, 2024
Real Estate - Commercial	$419	$419	$—	$4
Real Estate - Residential	98	17	81	2
Commercial Non-Real Estate	16	—	16	—
Other Consumer	4	—	4	—
Total	$537	$436	$101	$6

The following is an aging analysis of the contractually past due loans as of September 30, 2024 and March 31, 2024:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
September 30, 2024	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$18,554	$18,554	$—
Real Estate - Commercial	—	1,962	—	1,962	123,568	125,530	—
Real Estate - Residential	44	187	21	252	153,210	153,462	21
Commercial Non-Real Estate	46	—	—	46	30,574	30,620	—
Agricultural	54	—	—	54	36,339	36,393	—
Other Consumer	128	513	153	794	17,069	17,863	153
Land Development and SIDs	—	—	—	—	16,675	16,675	—
Total	$272	$2,662	$174	$3,108	$395,989	$399,097	$174

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2024	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$16,011	$16,011	$—
Real Estate - Commercial	—	—	—	—	123,313	123,313	—
Real Estate - Residential	154	51	—	205	149,649	149,854	—
Commercial Non-Real Estate	—	—	16	16	35,031	35,047	—
Agricultural	—	—	—	—	19,694	19,694	—
Other Consumer	37	375	125	537	19,448	19,985	125
Land Development and SIDs	—	—	—	—	16,341	16,341	—
Total	$191	$426	$141	$758	$379,487	$380,245	$125

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the six months ended September 30, 2024.

Note 4 - DEPOSITS

As of September 30, 2024 the scheduled maturities of time deposits are as follows:

Amount
12 Months Ending September 30,	(Dollars in thousands)
2025	$106,095
2026	5,313
2027	11,531
2028	1,310
2029 or later	23
Total time deposits	$124,272

At September 30, 2024, the Association had $7.3 million in brokered deposits. The Association had no brokered deposits at March 31, 2024.

Note 5 - Borrowings

The Company had no outstanding borrowings as of September 30, 2024 and March 31, 2024.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended September 30,		For the six months ended September 30,
	2024	2023	2024	2023
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)		(Dollars in thousands)
Average balance outstanding	$5,208	$2,353	$3,463	$3,798
Maximum amount outstanding at any month-end during the period	8,459	8,000	8,459	8,000
Average interest rate during the period	5.68%	5.61%	5.72%	5.37%

	September 30, 2024	March 31, 2024
	(Dollars in thousands)
Outstanding advances	$—	$—
Additional borrowing capacity	45,550	45,099
Total borrowing capacity	$45,550	$45,099

The Association had remaining availability for FHLB borrowings of approximately $40.6 million at September 30, 2024 and $40.1 million at March 31, 2024. The FHLB has sole discretion to deny additional advances. $55,000 of investment securities and $54.0 million of loans were pledged as collateral for FHLB advances at September 30, 2024.

Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at September 30, 2024 and March 31, 2024.

Note 6 - REGULATORY CAPITAL REQUIREMENTS

The Association is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of September 30, 2024 and March 31, 2024, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and

Tier I leverage ratios as set forth in the table. There are no conditions or events since September 30, 2024, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of September 30, 2024 and March 31, 2024, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$70,446	17.70%	$31,732	8.00%	$39,665	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$65,475	16.51%	$23,799	6.00%	$31,732	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$65,475	16.51%	$17,849	4.50%	$25,782	6.50%

Tier 1 Capital (to Average Assets)	$65,475	13.87%	$18,880	4.00%	$23,600	5.00%

As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$68,071	18.01%	$30,244	8.00%	$37,805	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$63,329	16.75%	$22,683	6.00%	$30,244	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$63,329	16.75%	$17,012	4.50%	$24,573	6.50%

Tier 1 Capital (to Average Assets)	$63,329	13.98%	$18,125	4.00%	$22,656	5.00%

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

At September 30, 2024 and March 31, 2024, the Association had approved outstanding loan origination commitments of $870,000 and $2.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at September 30, 2024 and March 31, 2024, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $42.0 million and $41.7 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
September 30, 2024
Financial assets:
Loans, net	$393,234	$—	$—	$373,454	$373,454
Financial liabilities:
Interest-bearing deposits	$322,610	$—	$284,405	$—	$284,405

March 31, 2024
Financial assets:
Loans, net	$374,389	$—	$—	$346,801	$346,801
Financial liabilities:
Interest-bearing deposits	$308,254	$—	$257,604	$—	$257,604

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of September 30, 2024 and March 31, 2024 was $59.7 million and $60.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of September 30, 2024 or March 31, 2024.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2024
Securities Available-for-sale
Mortgage-Backed Securities	$52,248	$—	$52,248	$—
Municipal Bonds	7,425	—	7,425	—
Total	$59,673	$—	$59,673	$—
March 31, 2024
Securities Available-for-sale
Mortgage-Backed Securities	$53,176	$—	$53,176	$—
Municipal Bonds	7,180	—	7,180	—
Total	$60,356	$—	$60,356	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the six months ended September 30, 2024. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

As of September 30, 2024 and March 31, 2024, the only assets measured at fair value on a nonrecurring basis were individually evaluated loans with recorded investment of zero. There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and March 31, 2024.

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

There were no securities or other contracts that had a dilutive effect for the three and six months ended September 30, 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. EPS data is not applicable for the three and six months ended September 30, 2023 as the Company had no shares outstanding.

	Three Months Ended	Six Months Ended
	September 30, 2024	September 30, 2024
	(Dollars in thousands)	(Dollars in thousands)
Net income applicable to common shares	$952	$1,855

Average number of common shares outstanding	4,130,815	4,130,815
Less: Average unallocated ESOP shares	309,485	311,135
Average number of common shares outstanding used to calculate basic earnings per common share	3,821,330	3,819,680
Earnings per common share basic and diluted	$0.25	$0.49

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

There were no contributions to the ESOP during the six months ending September 30, 2024, as the annual loan payment will be made in December. Expense recorded was $71,000 during the six months ending September 30, 2024, and is recognized as the shares are committed for allocation.

Shares held by the ESOP were as follows:

As of September 30,
2024
(Dollars in thousands)
Shares allocated	13,218
Shares committed for allocation	9,918
Unallocated	307,329
Total ESOP shares	330,465
Fair value of unearned shares at June 30, 2023	$100
Fair value of unearned shares at September 30, 2024	$3,860

Fair value of unearned shares is based on a stock price of $12.56 as of September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2024 and March 31, 2024 and for the three and six months ended September 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2024 and March 31, 2024

	At September 30, 2024	At March 31, 2024
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$9,879	$11,454
Investment securities - available for sale	59,673	60,356
Investment securities - held to maturity	274	307
FHLB stock	613	584
Loans, net	393,234	374,389
Total assets	482,027	463,278
Total deposits	391,809	375,145
Total stockholders' equity	81,627	78,277

Total Assets. Total assets increased $18.7 million, or 4.0%, to $482.0 million at September 30, 2024 from $463.3 million at March 31, 2024. The increase was primarily due to an $18.8 million, or 5.0%, increase in net loans.

Cash and cash equivalents. Cash and cash equivalents decreased $1.6 million, or 13.8%, to $9.9 million at September 30, 2024 from $11.5 million at March 31, 2024. This decrease was primarily due to an increase in loan funding, partially offset by an increase in total deposits. We continue to monitor our liquidity position based on alternative uses of available funds and prevailing market conditions.

Investment Securities Available for Sale. Securities available-for-sale decreased $683,000, or 1.1%, to $59.7 million at September 30, 2024 from $60.4 million at March 31, 2024. During the six-month period, we purchased $1.9 million in securities, received $4.4 million in principal payments, and recorded net premium amortization and discount accretion of $47,000. Additionally, net unrealized losses on the securities portfolio decreased by $1.4 million.

Loans. Loans increased $18.8 million, or 5.0%, to $399.1 million at September 30, 2024 from $380.2 million at March 31, 2024. This growth was driven by increases across all loan categories, except for commercial non-real estate loans and other consumer loans. The largest increase occurred in agriculture loans, which increased $16.7 million, or 84.8%, to $36.4 million at September 30, 2024, from $19.7 million at March 31, 2024, which was primarily due to additional agriculture lenders hired by the Association.

Premises and Equipment, Net. Premises and equipment increased $2.4 million, or 40.7%, to $8.3 million at September 30, 2024 from $5.9 million at March 31, 2024. The increase is primarily due to the construction of two new branch offices in Lincoln and Hastings, Nebraska. These new branches are expected to enhance our service coverage in these areas and support growth in customer engagement. The projects are on track for completion in the second quarter 2025.

Total Deposits. Total deposits increased $16.7 million, or 4.4%, to $391.8 million at September 30, 2024 from $375.1 million at March 31, 2024. The increase was primarily driven by higher balances in time deposits and money market accounts, as the Association offered a competitive certificate of deposit special during the six-month period ended September 30, 2024. Management continues to actively monitor deposit balances and interest rates to maintain adequate liquidity.

Noninterest-bearing deposits increased $2.3 million, or 3.5%, to $69.2 million at September 30, 2024 from $66.9 million at March 31, 2024. Time certificates of deposit increased $3.6 million, or 3.1%, to $117.0 million from $113.4 million, as long-term customers sought higher-yield deposit options in response to prior increases in market interest rates. Additionally, the Association held $7.3 million in brokered time deposits at September 30, 2024, whereas no brokered time deposits were held at March 31, 2024.

Borrowings. The Company had no outstanding borrowings at September 30, 2024, and March 31, 2024. While borrowings have been limited in recent periods, the Association has generally utilized the increase in deposits to fund operations. However, management remains prepared to access FHLB advances if necessary to support additional loan funding.

Stockholders' Equity. Stockholders' equity increased $3.3 million, or 4.0% to $81.6 million at September 30, 2024 from $78.3 million at March 31, 2024. This increase was primarily driven by net income of $1.9 million, ESOP shares committed to be released of $71,000 and a decrease in the unrealized loss position on securities valuations. The decrease in the unrealized loss position of $1.4 million, net of the related tax effect, is due to changes in market interest rates during the six-month period ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$388,854	$5,596	5.76%	$357,868	$4,589	5.13%
Mortgage-backed securities	52,978	490	3.70%	50,161	354	2.82%
Investment securities (1)	7,228	42	2.32%	7,506	45	2.40%
Interest-bearing deposits and other	5,707	21	1.47%	3,488	45	5.16%
Total interest-earning assets	454,767	6,149	5.41%	419,023	5,033	4.80%
Non-interest-earning assets	16,562			18,028
Total assets	$471,329			$437,051

Interest-bearing liabilities:
Savings accounts	$42,330	$39	0.37%	$46,309	$27	0.23%
Money market accounts	27,650	148	2.14%	23,176	91	1.57%
NOW accounts	120,453	499	1.66%	147,037	530	1.44%
Certificates of deposit	105,508	1,178	4.47%	81,542	788	3.87%
Individual retirement accounts	16,618	153	3.68%	15,580	82	2.11%
Total interest-bearing deposits	312,559	2,017	2.58%	313,644	1,518	1.94%
Borrowings	5,208	74	5.68%	2,353	33	5.61%
Total interest-bearing liabilities	317,767	2,091	2.63%	315,997	1,551	1.96%
Other non-interest-bearing liabilities	92,827			82,060
Total liabilities	410,594			398,057
Total equity	60,735			38,994
Total liabilities and total equity	$471,329			$437,051
Net interest income		$4,058			$3,482
Net interest rate spread (2)			2.78%			2.84%
Net interest-earning assets (3)	$137,000			$103,026
Net interest margin (4)			3.57%			3.32%
Average interest-earning assets to interest-bearing liabilities	143.11%			132.60%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$383,624	$10,904	5.68%	$355,286	$8,909	5.02%
Mortgage-backed securities	53,421	981	3.67%	51,249	694	2.71%
Investment securities (1)	7,168	84	2.34%	7,506	93	2.48%
Interest-bearing deposits and other	7,607	91	2.39%	3,999	103	5.15%
Total interest-earning assets	451,820	12,060	5.34%	418,040	9,799	4.69%
Non-interest-earning assets	15,847			17,808
Total assets	$467,667			$435,848

Interest-bearing liabilities:
Savings accounts	$42,510	$78	0.37%	$46,323	$54	0.23%
Money market accounts	26,380	277	2.10%	22,961	180	1.57%
NOW accounts	123,193	1,017	1.65%	141,716	1,060	1.50%
Certificates of deposit	101,820	2,258	4.44%	77,701	1,426	3.67%
Individual retirement accounts	16,880	307	3.64%	15,449	160	2.07%
Total interest-bearing deposits	310,783	3,937	2.53%	304,150	2,880	1.89%
Borrowings	3,463	99	5.72%	3,798	102	5.37%
Total interest-bearing liabilities	314,246	4,036	2.57%	307,948	2,982	1.94%
Other non-interest-bearing liabilities	93,923			89,022
Total liabilities	408,169			396,970
Total equity	59,498			38,878
Total liabilities and total equity	$467,667			$435,848
Net interest income		$8,024			$6,817
Net interest rate spread (2)			2.77%			2.75%
Net interest-earning assets (3)	$137,574			$110,092
Net interest margin (4)			3.55%			3.26%
Average interest-earning assets to interest-bearing liabilities	143.78%			135.75%

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2024 and 2023

General. For the three months ended September 30, 2024, we had net income of $952,000, compared to net income of $973,000 for the three months ended September 30, 2023. For the six months ended September 30, 2024 and September 30, 2023, net income remained consistent at $1.9 million.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 22.2%, to $6.1 million for the three months ended September 30, 2024 from $5.0 million for the three months ended September 30, 2023. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates and loan growth.

Interest income on loans increased $1.0 million, or 21.9%, to $5.6 million for the three months ended September 30, 2024 from $4.6 million for the three months ended September 30, 2023. The average balance of loans increased $31.0 million, or 8.7%, to $388.9 million for the three months ended September 30, 2024 from $357.9 million for the three months ended September 30, 2023. The increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 63 basis points to 5.76% for the three months ended September 30, 2024 from 5.13% for the three months ended September 30, 2023. The increase in yield was due to increases in market interest rates over the period.

Interest income on securities increased $133,000, or 33.3%, to $532,000 for the three months ended September 30, 2024 from $399,000 for the three months ended September 30, 2023, due to a 77 basis point increase in the average yield from 2.77% for the three months ended September 30, 2023 to 3.54% for the three months ended September 30, 2024. The average balance of securities increased $2.5 million, or 4.4%, to $60.2 million for the three months ended September 30, 2024 from $57.7 million for the three months ended September 30, 2023.

Interest and dividend income increased $2.3 million, or 23.1%, to $12.1 million for the six months ended September 30, 2024 from $9.8 million for the six months ended September 30, 2023. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates and loan growth.

Interest income on loans increased $2.0 million, or 22.4%, to $10.9 million for the six months ended September 30, 2024 from $8.9 million for the six months ended September 30, 2023. The average balance of loans increased $28.3 million, or 8.0%, to $383.6 million for the six months ended September 30, 2024 from $355.3 million for the six months ended September 30, 2023. This increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 66 basis points to 5.68% for the six months ended September 30, 2024 from 5.02% for the six months ended September 30, 2023. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $278,000, or 35.3%, to $1.1 million for the six months ended September 30, 2024 from $787,000 for the six months ended September 30, 2023, due to an 84 basis point increase in the average yield from 2.68% for the six months ended September 30, 2023 to 3.52% for the six months ended September 30, 2024. The average balance of securities increased $1.8 million, or 3.1%, to $60.6 million for the six months ended September 30, 2024 from $58.8 million for the six months ended September 30, 2023.

Interest Expense. Interest expense increased $540,000, or 34.8%, to $2.1 million for the three months ended September 30, 2024 compared to $1.6 million for the three months ended September 30, 2023, due to higher costs of interest-bearing liabilities.

Interest expense on deposits increased $499,000, or 32.9%, to $2.0 million for the three months ended September 30, 2024 compared to $1.5 million for the three months ended September 30, 2023. The increase was due to a 64 basis point increase in the average cost of deposits to 2.58% for the three months ended September 30, 2024 from 1.94% for the three months ended September 30, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $24.0 million to $105.5 million for the three months ended September 30, 2024 from $81.5 million for the three months ended September 30, 2023.

Interest expense increased $1.0 million, or 35.3%, to $4.0 million for the six months ended September 30, 2024 compared to $3.0 million for the six months ended September 30, 2023, due to higher costs of interest-bearing liabilities.

Interest expense on deposits increased $1.0 million, or 36.7%, to $3.9 million for the six months ended September 30, 2024 compared to $2.9 million for the six months ended September 30, 2023. The increase was due to a 64 basis point increase in the average cost of deposits to 2.53% for the six months ended September 30, 2024 from 1.89% for the six months ended September 30, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $24.1 million to $101.8 million for the six months ended September 30, 2024 from $77.7 million for the six months ended September 30, 2023.

Net Interest Income. Net interest income before provision for credit losses increased $576,000, or 16.5%, to $4.1 million for the three months ended September 30, 2024 compared to $3.5 million for the three months ended September 30, 2023.

Our interest rate spread decreased six basis points to 2.78% for the three months ended September 30, 2024, compared to 2.84% for the three months ended September 30, 2023, and our net interest margin increased 25 basis points to 3.57% for the three months ended September 30, 2024 compared to 3.32% for the three months ended September 30, 2023.

Net interest income before provision for credit losses increased $1.2 million, or 17.7%, to $8.0 million for the six months ended September 30, 2024 compared to $6.8 million for the six months ended September 30, 2023.

Our interest rate spread increased two basis points to 2.77% for the six months ended September 30, 2024, compared to 2.75% for the six months ended September 30, 2023, and our net interest margin increased 29 basis points to 3.55% for the six months ended September 30, 2024 compared to 3.26% for the six months ended September 30, 2023.

Provision for Credit Losses. During the three months ended September 30, 2024, we recorded a provision for credit losses of $4,000. During the three months ended September 30, 2023, we recorded a reversal of provision for credit losses of $60,000.

During the six months ended September 30, 2024, we recorded a reversal of provision for credit losses of $1,000. During the six months ended September 30, 2023, we recorded a reversal of provision for credit losses of $92,000. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Non-Interest Income. The following table shows the components of non-interest income for periods presented.

	Three months ended September 30,		Six months ended September 30,
Non-interest income:	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Servicing fees on loans	$36	$76	$68	$162
Service charges on deposit accounts	199	198	391	385
Interchange income	326	294	648	599
Gain on sale of loans	43	72	91	113
Gain from real estate owned and other repossessed assets, net	1	3	1	4
Other non-interest income	19	38	37	65
Total non-interest income	$624	$681	$1,236	$1,328

Noninterest income decreased $57,000, or 8.4%, to $624,000 for the three months ended September 30, 2024 from $681,000 for the three months ended September 30, 2023. Servicing fees on loans decreased $40,000, or 52.6%, to $36,000 for the three months ended September 30, 2024 compared to $76,000 for the three months ended September 30, 2023.

Noninterest income decreased $92,000, or 6.9%, to $1.2 million for the six months ended September 30, 2024 from $1.3 million for the six months ended September 30, 2023. Servicing fees on loans decreased $94,000, or 58.0%, to $68,000 for the six months ended September 30, 2024 compared to $162,000 for the six months ended September 30, 2023.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	Three months ended September 30,		Six months ended September 30,
Non-interest expense:	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$1,938	$1,624	$3,781	$3,188
Occupancy and equipment	270	259	522	501
Data processing	522	464	984	907
Federal deposit insurance premiums	49	67	93	148
Debit card processing	70	64	134	124
Advertising	71	90	146	158
Other general and administrative expenses	601	423	1,334	801
Total non-interest expense	$3,521	$2,991	$6,994	$5,827

Noninterest expense increased $530,000, or 17.7% to $3.5 million for the three months ended September 30, 2024 from $3.0 million for the three months ended September 30, 2023. Salaries and employee benefits expense increased $314,000, or 19.3%, to $1.9 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023, due to additional lenders hired by the Association. Additionally, the Association entered into an Employee Stock Ownership Plan at the closing of the conversion, which resulted in additional ESOP related expenses of $38,000 during the three months ended September 30, 2024. Other general and administrative expenses increased $178,000, or 42.1%, to $601,000 for the three months ended September 30, 2024 from $423,000 for the three months ended September 30, 2023, due to a combination of increases in insurance, auditing and consulting fees. These additional fees relate to public filing requirements and further regulatory compliance consulting.

Noninterest expense increased $1.2 million, or 20.0% to $7.0 million for the six months ended September 30, 2024 from $5.8 million for the six months ended September 30, 2023. Salaries and employee benefits expense increased $593,000, or 18.6%, to $3.8 million for the six months ended September 30, 2024 from $3.2 million for the six months ended September 30, 2023, due to additional lenders hired by the Association. Additionally, the Association entered into an Employee Stock Ownership Plan at the closing of the conversion, which resulted in additional ESOP related expenses of $71,000 during the six months ended September 30, 2024. Other general and administrative expenses increased $533,000, or 66.5%, to $1.3 million for the six months ended September 30, 2024 from $801,000 for the six months ended September 30, 2023, due to a combination of increases in insurance, auditing and consulting fees. These additional fees relate to public filing requirements and further regulatory compliance consulting.

Income Tax Expense. We recognized income tax expense of $205,000 for the three months ended September 30, 2024 and income tax expense of $259,000 for the three months ended September 30, 2023, respectively, resulting in effective rates of 17.7% for the three months ended September 30, 2024 and 21.0% for the three months ended September 30, 2023.

We recognized income tax expense of $412,000 for the six months ended September 30, 2024 and income tax expense of $491,000 for the six months ended September 30, 2023, respectively, resulting in effective rates of 18.2% for the six months ended September 30, 2024 and 20.4% for the six months ended September 30, 2023. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits and tax-exempt municipal bond interest.

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

The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$18,180	(1.56)%
300	18,270	(1.08)
200	18,350	(0.64)
100	18,427	(0.23)
Base	18,469	—
(100)	18,477	0.04
(200)	18,496	0.15
(300)	18,508	0.21
(400)	18,498	0.16

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at September 30, 2024, we would have experienced a 0.64% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.15% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$96,158	$962	1.01%	23.58%	275
300	96,753	1,557	1.64	23.08	225
200	96,273	1,077	1.13	22.34	151
100	94,702	(494)	(0.52)	21.37	54
Base	95,196	—	—	20.83	—
(100)	86,280	(8,916)	(9.37)	18.37	(246)
(200)	75,668	(19,528)	(20.51)	15.75	(508)
(300)	61,831	(33,365)	(35.05)	12.59	(824)
(400)	64,650	(30,546)	(32.09)	12.90	(793)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at September 30, 2024, we would have experienced a 1.13% increase in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 20.51% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $40.6 million at September 30, 2024. The FHLB has sole discretion to deny additional advances. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed. Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at September 30, 2024.

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

For the six months ended September 30, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $1.6 million. Net cash provided by operating activities amounted to $1.7 million, primarily due to net income of $1.9 million, depreciation of $259,000, changes in accrued interest payable of $262,000 and changes of other assets of $249,000, partially offset by changes in accrued expenses and other liabilities of $930,000. Net cash used in investing activities amounted to $19.0 million, primarily due to a net increase in loans of $18.8 million and the purchase of available-for-sale investment securities of $1.9 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $4.4 million. Net cash provided by financing activities amounted to $15.8 million, primarily due to an increase in deposits of $16.7 million.

For the six months ended September 30, 2023, cash flows from operations, investing, and financing activities resulted in a net increase in cash and cash equivalents of $4.8 million. Net cash provided by operating activities amounted to $1.6 million, primarily due to net income of $1.9 million. Net cash used in investing activities amounted to $12.2 million, primarily due to a net increase in loans of $13.0 million and the purchase of available-for-sale investment securities of $3.8 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $4.7 million. Net cash provided by financing activities amounted to $15.4 million, primarily due to a net increase in deposits of $16.1 million. For further information, see the statements of cash flows contained in the consolidated financial statements in Part 1, Item 1 of this Quarterly Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2024, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

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

Central Plains Bancshares, Inc.

Date: November 12, 2024	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ Bradley M. Kool
Bradley M. Kool First Vice President and Chief Financial Officer