Form 10-Q
period 2024-12-31
Central Plains Bancshares, Inc.
filed 2025-02-11
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 11, 2025 the registrant had 4,242,105 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024 (unaudited)	March 31, 2024
	(Dollars in thousands)
Assets:
Cash and due from banks	$6,212	$6,291
Interest-bearing deposits in other banks	426	5,163
Total cash and cash equivalents	6,638	11,454
Investment securities - available for sale	57,034	60,356
Investment securities - held to maturity	256	307
Loans, net of unearned income	404,912	380,249
Allowance for credit losses on loans	(5,915)	(5,860)
Loans, net	398,997	374,389
Accrued interest receivable	2,859	2,249
Federal Home Loan Bank (FHLB) stock - at cost	612	584
Premises and equipment, net	10,276	5,867
Deferred income taxes	3,297	3,344
Mortgage servicing rights	381	403
Other assets	3,944	4,325
Total assets	$484,294	$463,278
Liabilities:
Deposits:
Non-interest-bearing deposits	$67,813	$66,891
Interest-bearing
Demand and NOW checking	129,177	127,077
Money Market	29,403	24,287
Savings	43,828	43,461
Time deposits over $250,000	31,270	34,381
Other time deposits	92,857	79,048
Total deposits	394,348	375,145
Pension liability	2,125	2,255
Advances from borrowers for taxes and insurance	1,503	1,806
Accrued interest payable	1,666	1,893
Accounts payable, accrued expenses and other liabilities	3,386	3,902
Total liabilities	403,028	385,001
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,170,995 shares issued and outstanding at December 31, 2024 and 4,130,815 shares issued and outstanding at March 31, 2024)	41	41
Additional paid-in capital	39,269	39,318
Retained earnings	49,893	47,130
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(3,040)	(3,139)
Accumulated other comprehensive loss, net	(4,897)	(5,073)
Total stockholders' equity	81,266	78,277
Total liabilities and stockholders' equity	$484,294	$463,278

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$5,648	$4,892	$16,552	$13,801
Investment securities	529	442	1,594	1,229
FHLB stock	8	7	24	21
Federal funds sold	62	101	137	190
Total interest and dividend income	6,247	5,442	18,307	15,241
Interest expense:
Deposits	2,115	1,692	6,052	4,572
Borrowings under FHLB advances	—	2	99	104
Total interest expense	2,115	1,694	6,151	4,676
Net interest income before provision for credit losses	4,132	3,748	12,156	10,565
Provision for credit losses	57	191	56	99
Net interest income after provision for credit losses	4,075	3,557	12,100	10,466
Non-interest income:
Servicing fees on loans	32	66	100	228
Service charges on deposit accounts	219	194	610	579
Interchange income	320	286	968	885
Gain on sale of loans	63	60	154	173
Gain from real estate owned and other repossessed assets, net	—	—	1	4
Other non-interest income	22	284	59	349
Total non-interest income	656	890	1,892	2,218
Non-interest expense:
Salaries and employee benefits	1,948	1,903	5,729	5,091
Occupancy and equipment	266	251	788	752
Data processing	476	459	1,460	1,366
Federal deposit insurance premiums	48	63	141	211
Debit card processing	66	66	200	190
Advertising	86	80	232	238
Other general and administrative expenses	650	470	1,984	1,271
Total non-interest expense	3,540	3,292	10,534	9,119
Income before income tax expense	1,191	1,155	3,458	3,565
Income tax expense	240	218	652	709
Net income	$951	$937	$2,806	$2,856
Basic and diluted earnings per share	$0.25	$0.31	$0.73	n/a
Weighted average shares outstanding	3,841,247	3,057,992	3,826,895	n/a

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Net income	$951	$937
Other comprehensive income (loss):
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(1,580)	2,772
Other comprehensive (loss) income, before tax	(1,580)	2,772
Income tax benefit (expense) for other comprehensive income	332	(582)
Total other comprehensive (loss) income, net of tax	(1,248)	2,190
Comprehensive (loss) income	$(297)	$3,127

	For the Nine Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Net income	$2,806	$2,856
Other comprehensive income (loss):
Unrealized holding gains arising during the period on available-for-sale securities	221	617
Other comprehensive income, before tax	221	617
Income tax expense for other comprehensive income	(45)	(128)
Total other comprehensive income, net of tax	176	489
Comprehensive income	$2,982	$3,345

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended December 31, 2023
Balance at September 30, 2023	—	$—	$—	$45,290	$(6,808)	$—	$38,482
Net income	—	—	—	937	—	—	937
Proceeds of stock offering and issuance of common shares (net of issuance costs of $1.9 million)	4,130,815	41	39,323	—	—	—	39,364
Purchase of common shares by the ESOP (330,465 shares)	—	—	—	—	—	(3,305)	(3,305)
ESOP shares committed to be released	—	—	(6)	—	—	132	126
Other comprehensive income - net of tax	—	—	—	—	2,190	—	2,190
Balance at December 31, 2023	4,130,815	$41	$39,317	$46,227	$(4,618)	$(3,173)	$77,794

	For the three months ended December 31, 2024
Balance at September 30, 2024	4,130,815	$41	$39,323	$48,985	$(3,649)	$(3,073)	$81,627
Net income	—	—	—	951	—	—	951
ESOP shares committed to be released	—	—	14	—	—	33	47
Stock purchased and retired	(9,386)	—	(94)	(43)	—	—	(137)
Stock based compensation	—	—	26	—	—	—	26
Issuance of common shares for the restricted stock plan	49,566	—	—	—	—	—	—
Other comprehensive loss - net of tax	—	—	—	—	(1,248)	—	(1,248)
Balance at December 31, 2024	4,170,995	$41	$39,269	$49,893	$(4,897)	$(3,040)	$81,266

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the nine months ended December 31, 2023
Balance at March 31, 2023	—	$—	$—	$43,773	$(5,107)	$—	$38,666
Adoption of ASU 326 credit losses	—	—	—	(402)	—	—	(402)
Net income	—	—	—	2,856	—	—	2,856
Proceeds of stock offering and issuance of common shares (net of issuance costs of $1.9 million)	4,130,815	41	39,323	—	—	—	39,364
Purchase of common shares by the ESOP (330,465 shares)	—	—	—	—	—	(3,305)	(3,305)
ESOP shares committed to be released	—	—	(6)	—	—	132	126
Other comprehensive income - net of tax	—	—	—	—	489	—	489
Balance at December 31, 2023	4,130,815	$41	$39,317	$46,227	$(4,618)	$(3,173)	$77,794

	For the nine months ended December 31, 2024
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	2,806	—	—	2,806
ESOP shares committed to be released	—	—	19	—	—	99	118
Stock purchased and retired	(9,386)	—	(94)	(43)	—	—	(137)
Stock based compensation	—	—	26	—	—	—	26
Issuance of common shares for the restricted stock plan	49,566	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	176	—	176
Balance at December 31, 2024	4,170,995	$41	$39,269	$49,893	$(4,897)	$(3,040)	$81,266

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities
Net income	$2,806	$2,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	389	377
Gain on sale of loans	(154)	(173)
Amortization of premium and accretion of discount on securities, net	62	131
Deferred income tax expense (benefit)	1	(106)
Provision for credit losses	56	99
Origination of loans held for sale	(6,166)	(10,584)
Proceeds from sales of loans held for sale	6,320	10,757
ESOP expense	118	126
Stock based compensation	26	—
Change in assets and liabilities:
Accrued interest receivable	(610)	(408)
Mortgage servicing rights	22	10
Other assets	381	411
Accrued interest payable	(227)	873
Accounts payable, accrued expenses and other liabilities	(646)	(143)
Net cash provided by operating activities	2,378	4,226
Cash flows from investing activities
Net change in loans	(24,664)	(21,967)
Purchase of investment securities available for sale	(3,026)	(6,030)
Principal paydowns from investment securities available for sale	6,508	7,043
Principal paydowns from investment securities held to maturity	51	95
Purchase of FHLB stock	(28)	(21)
Purchase of premises and equipment	(4,798)	(533)
Net cash used in investing activities	(25,957)	(21,413)
Cash flows from financing activities
Net change in deposits	19,203	(23,508)
Net change in advances from borrowers for taxes and insurance	(303)	(236)
Proceeds from issuance of common stock, net of costs	—	39,364
Repurchase of common stock	(137)	—
Loan to ESOP	—	(3,305)
Net cash provided by financing activities	18,763	12,315
Net decrease in cash and cash equivalents	(4,816)	(4,872)
Cash and cash equivalents—beginning of period	11,454	16,563
Cash and cash equivalents—end of period	$6,638	$11,691
Supplemental disclosures of cash flow information:
Cash paid for taxes	$300	$500
Cash paid for interest	$6,378	$3,803

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three- and nine-month periods ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2025, or any other period.

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

Basis of Presentation—The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with Central Plains Bancshares, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for credit losses, as well as the fair value measurements of investment securities. As with any estimate, actual results could differ from those estimates.

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated balance sheets or consolidated statements of income.

Stock Based Compensation—The Company maintains an equity incentive plan under which restricted stock and stock options may be granted to employees and directors, see Note 10.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation”. The Company estimates the per-share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per-share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per-share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The Company’s accounting policy is to recognize forfeitures as they occur. Forfeited shares are added back to the pool of shares available for future grants.

Subsequent Events—Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements.

On January 10, 2025, the Company granted to employees, under the 2024 Equity Plan, 185,000 stock options. Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. In addition, the Company granted to employees under the 2024 Equity Plan, 79,500 shares of restricted stock. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant.

No other significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Note 2 - Investment SECURITIES

The following is a summary of investment securities at December 31, 2024 and March 31, 2024:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$22,915	$90	$(2,134)	$20,871
GNMA bonds	5,152	13	(9)	5,156
FNMA bonds	25,950	162	(2,250)	23,862
Municipal bonds	8,624	—	(1,479)	7,145
Total securities available-for-sale	$62,641	$265	$(5,872)	$57,034

Securities held-to-maturity
FHLMC bonds	$74	$2	$—	$76
GNMA bonds	49	—	—	49
FNMA bonds	133	2	—	135
Total securities held-to-maturity	$256	$4	$—	$260

(dollars in thousands)	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,859	$43	$(2,193)	$22,709
GNMA bonds	4,456	2	(52)	4,406
FNMA bonds	28,241	142	(2,322)	26,061
Municipal bonds	8,628	—	(1,448)	7,180
Total securities available-for-sale	$66,184	$187	$(6,015)	$60,356

Securities held-to-maturity
FHLMC bonds	$85	$—	$—	$85
GNMA bonds	57	—	(1)	56
FNMA bonds	165	—	(1)	164
Total securities held-to-maturity	$307	$—	$(2)	$305

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and March 31, 2024, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$2,981	$(83)	$13,043	$(2,051)	$16,024	$(2,134)
GNMA bonds	2,055	(6)	1,263	(3)	3,318	(9)
FNMA bonds	3,106	(75)	12,579	(2,175)	15,685	(2,250)
Municipal bonds	688	(37)	6,457	(1,442)	7,145	(1,479)
Total securities available-for-sale	$8,830	$(201)	$33,342	$(5,671)	$42,172	$(5,872)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$3,194	$(58)	$16,053	$(2,135)	$19,247	$(2,193)
GNMA bonds	2,264	(24)	1,852	(28)	4,116	(52)
FNMA bonds	3,329	(29)	15,762	(2,293)	19,091	(2,322)
Municipal bonds	1,608	(112)	5,572	(1,336)	7,180	(1,448)
Total securities available-for-sale	$10,395	$(223)	$39,239	$(5,792)	$49,634	$(6,015)

The unrealized losses at December 31, 2024 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At December 31, 2024, all the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

Unrealized losses on municipal bonds have not been recognized into income because the issuers’ bonds are high credit quality, the Association does not intend to sell, and it is more likely than not, that the Association will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

No credit losses were determined to be present as of December 31, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the nine months ended December 31, 2024.

At December 31, 2024 and March 31, 2024, investment securities with amortized cost of $52.1 million, and $43.6 million, respectively, and estimated fair value of $47.3 million and $39.9 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of December 31, 2024 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	3,011	2,816
Due after five years through ten years	1,952	1,560
Due after ten years	3,661	2,769
Mortgage-backed securities and collateralized mortgage obligations	54,017	49,889
Total	$62,641	$57,034

The Association had no sales of available for sale investment securities for the nine months ended December 31, 2024 or 2023.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of December 31, 2024 and March 31, 2024 is as follows:

	December 31, 2024	March 31, 2024
	(Dollars in thousands)
Real Estate - Construction	$17,808	$16,011
Real Estate - Commercial	124,622	123,313
Real Estate - Residential	154,827	149,854
Commercial Non-Real Estate	30,499	35,047
Agriculture	44,091	19,694
Other Consumer	16,083	19,985
Land Development and Sanitary & Improvement Districts (SIDs)	16,994	16,341
Total loans	404,924	380,245
Allowance for credit losses	(5,915)	(5,860)
Net deferred origination costs & fees	(12)	4
Total loans, net	$398,997	$374,389

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of December 31, 2024 and March 31, 2024 were $1.8 million and $72,000, respectively. Additionally, the Association had loans totaling $608,000 and $578,000 as of December 31, 2024 and March 31, 2024 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$289	$(2)	$—	$—	$287
Real Estate - Commercial	2,023	60	—	—	2,083
Real Estate - Residential	1,876	(8)	—	—	1,868
Commercial Non-Real Estate	658	(14)	—	—	644
Agricultural	406	82	—	—	488
Other Consumer	370	(75)	—	—	295
Land Development and SIDs	236	14	—	—	250
Total	$5,858	$57	$—	$—	$5,915

	Nine Months Ended December 31, 2024
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$41	$—	$—	$287
Real Estate - Commercial	2,245	(162)	—	—	2,083
Real Estate - Residential	1,829	39	—	—	1,868
Commercial Non-Real Estate	759	(115)	—	—	644
Agricultural	228	260	—	—	488
Other Consumer	327	(31)	(4)	3	295
Land Development and SIDs	226	24	—	—	250
Total	$5,860	$56	$(4)	$3	$5,915

	Three Months Ended December 31, 2023
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$398	$(201)	$—	$—	$197
Real Estate - Commercial	1,277	1,028	—	—	2,305
Real Estate - Residential	1,832	(13)	—	—	1,819
Commercial Non-Real Estate	1,298	(558)	—	19	759
Agricultural	240	(29)	—	—	211
Other Consumer	334	26	—	—	360
Land Development and SIDs	278	(62)	—	—	216
Total	$5,657	$191	$—	$19	$5,867

	Nine Months Ended December 31, 2023
	Beginning	Impact of	Provision for			Ending
	Allowance	ASC326	(Recovery of)	Loans		Allowance
	Balance	Adoption	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$334	$28	$(165)	$—	$—	$197
Real Estate - Commercial	2,048	(904)	1,161	—	—	2,305
Real Estate - Residential	1,286	775	(242)	—	—	1,819
Commercial Non-Real Estate	915	450	(661)	—	55	759
Agricultural	484	(255)	(18)	—	—	211
Other Consumer	157	138	64	(1)	2	360
Land Development and SIDs	188	67	(40)	—	1	216
Total	$5,412	$299	$99	$(1)	$58	$5,867

The ACL on loans excludes $215,000 as of December 31, 2024 and March 31, 2024 of allowance for off-balance sheet exposures and is recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at December 31, 2024 and March 31, 2024:

	December 31, 2024
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	2,334	—	—
Real Estate - Residential	87	—	71
Commercial Non-Real Estate	—	6	6
Agricultural	—	—	—
Other Consumer	—	—	—
Land Development and SIDs	1,348	—	380
Total	$3,769	$6	$457

	March 31, 2024
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	419	—	—
Real Estate - Residential	98	—	81
Commercial Non-Real Estate	—	16	16
Agricultural	—	—	—
Other Consumer	—	4	4
Land Development and SIDs	—	—	—
Total	$517	$20	$101

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

The following tables present the credit risk profile of the Association's loan portfolio based on risk rating category and year of origination as of December 31, 2024 and March 31, 2024.

	As of December 31, 2024
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$6,774	$8,742	$368	$—	$—	$—	$1,924	$17,808
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$6,774	$8,742	$368	$—	$—	$—	$1,924	$17,808
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	17,416	14,310	24,718	26,358	3,142	31,119	3,374	$120,437
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2,356	—	—	315	1,514	—	4,185
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,416	$16,666	$24,718	$26,358	$3,457	$32,633	$3,374	$124,622
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	16,081	11,692	21,439	46,837	31,656	13,484	13,381	$154,570
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	141	—	—	116	—	257
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$16,081	$11,692	$21,580	$46,837	$31,656	$13,600	$13,381	$154,827
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	3,370	6,887	3,683	3,102	1,969	6,898	4,072	$29,981
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	124	—	—	394	—	518
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$3,370	$6,887	$3,807	$3,102	$1,969	$7,292	$4,072	$30,499
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	13,630	1,856	3,183	2,345	1,141	2,888	19,048	$44,091
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$13,630	$1,856	$3,183	$2,345	$1,141	$2,888	$19,048	$44,091
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,446	5,639	6,009	460	267	1,243	—	$16,064
Special mention	—	—	—	—	—	—	—	—
Substandard	5	—	—	—	6	8	—	19
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$2,451	$5,639	$6,009	$460	$273	$1,251	$—	$16,083
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	835	1,122	6,386	5,965	558	780	—	$15,646
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,248	—	—	—	1,248
Doubtful	—	—	—	100	—	—	—	100
Total Land Development and SIDs	$835	$1,122	$6,386	$7,313	$558	$780	$—	$16,994
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$60,557	$52,604	$66,051	$86,415	$39,054	$58,444	$41,799	$404,924

	As of March 31, 2024
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$10,822	$3,231	$—	$—	$—	$—	$1,958	$16,011
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$10,822	$3,231	$—	$—	$—	$—	$1,958	$16,011
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	16,878	30,294	27,294	5,646	15,873	24,740	244	$120,969
Special mention	—	—	—	—	—	—	—	—
Substandard	399	—	—	342	—	1,603	—	2,344
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,277	$30,294	$27,294	$5,988	$15,873	$26,343	$244	$123,313
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	16,391	25,357	49,959	33,193	4,688	12,740	7,326	$149,654
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	119	—	119
Doubtful	—	81	—	—	—	—	—	81
Total Real Estate - Residential	$16,391	$25,438	$49,959	$33,193	$4,688	$12,859	$7,326	$149,854
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	8,111	5,140	4,228	2,841	1,101	7,356	5,712	$34,489
Special mention	—	—	—	—	—	—	—	—
Substandard	—	133	—	—	—	329	80	542
Doubtful	—	—	—	—	—	16	—	16
Total Commercial - Non-Real Estate	$8,111	$5,273	$4,228	$2,841	$1,101	$7,701	$5,792	$35,047
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	3,391	3,283	2,537	1,037	587	2,729	6,130	$19,694
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$3,391	$3,283	$2,537	$1,037	$587	$2,729	$6,130	$19,694
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	8,020	8,436	966	304	2,006	210	—	$19,942
Special mention	—	—	—	—	—	—	—	—
Substandard	10	5	14	14	—	—	—	43
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$8,030	$8,441	$980	$318	$2,006	$210	$—	$19,985
Current year-to-date gross write-offs	6	—	—	—	—	—	—	6
Land Development and SIDs
Pass	613	6,776	7,305	714	—	733	200	$16,341
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$613	$6,776	$7,305	$714	$—	$733	$200	$16,341
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$64,635	$82,736	$92,303	$44,091	$24,255	$50,575	$21,650	$380,245

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the nine months ended December 31, 2024 and March 31, 2024:

	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	December 31, 2024	Loss	Loss	the Period
December 31, 2024
Real Estate - Commercial	$2,334	$2,334	$—	$23
Real Estate - Residential	87	16	71	5
Commercial Non-Real Estate	6	—	6	3
Land Development and SIDs	1,348	—	1,348	11
Total	$3,775	$2,350	$1,425	$42

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2024	Loss	Loss	the Period
March 31, 2024
Real Estate - Commercial	$419	$419	$—	$4
Real Estate - Residential	98	17	81	2
Commercial Non-Real Estate	16	—	16	—
Other Consumer	4	—	4	—
Total	$537	$436	$101	$6

The following is an aging analysis of the contractually past due loans as of December 31, 2024 and March 31, 2024:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
December 31, 2024	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$17,808	$17,808	$—
Real Estate - Commercial	—	—	1,962	1,962	122,660	124,622	—
Real Estate - Residential	626	112	142	880	153,947	154,827	142
Commercial Non-Real Estate	—	—	13	13	30,486	30,499	13
Agricultural	20	—	—	20	44,071	44,091	—
Other Consumer	87	353	184	624	15,459	16,083	184
Land Development and SIDs	—	—	—	—	16,994	16,994	—
Total	$733	$465	$2,301	$3,499	$401,425	$404,924	$339

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2024	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$16,011	$16,011	$—
Real Estate - Commercial	—	—	—	—	123,313	123,313	—
Real Estate - Residential	154	51	—	205	149,649	149,854	—
Commercial Non-Real Estate	—	—	16	16	35,031	35,047	—
Agricultural	—	—	—	—	19,694	19,694	—
Other Consumer	37	375	125	537	19,448	19,985	125
Land Development and SIDs	—	—	—	—	16,341	16,341	—
Total	$191	$426	$141	$758	$379,487	$380,245	$125

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the nine months ended December 31, 2024.

Note 4 - DEPOSITS

As of December 31, 2024 the scheduled maturities of time deposits are as follows:

Amount
12 Months Ending December 31,	(Dollars in thousands)
2025	$103,314
2026	8,288
2027	11,209
2028	1,199
2029 or later	117
Total time deposits	$124,127

At December 31, 2024, the Association had $7.3 million in brokered deposits. The Association had no brokered deposits at March 31, 2024.

Note 5 - Borrowings

The Company had no outstanding borrowings as of December 31, 2024 and March 31, 2024.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended December 31,		For the nine months ended December 31,
	2024	2023	2024	2023
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)		(Dollars in thousands)
Average balance outstanding	$42	$158	$1,064	$2,580
Maximum amount outstanding at any month-end during the period	—	—	8,459	8,000
Average interest rate during the period	4.83%	5.06%	5.44%	5.37%

	December 31, 2024	March 31, 2024
	(Dollars in thousands)
Outstanding advances	$—	$—
Additional borrowing capacity	45,546	45,099
Total borrowing capacity	$45,546	$45,099

The Association had remaining availability for FHLB borrowings of approximately $40.5 million at December 31, 2024 and $40.1 million at March 31, 2024. The FHLB has sole discretion to deny additional advances. $51,000 of investment securities and $54.0 million of loans were pledged as collateral for FHLB advances at December 31, 2024.

Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at December 31, 2024 and March 31, 2024.

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

As of December 31, 2024 and March 31, 2024, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and

Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2024, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of December 31, 2024 and March 31, 2024, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$71,709	17.76%	$32,300	8.00%	$40,375	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$66,649	16.51%	$24,225	6.00%	$32,300	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$66,649	16.51%	$18,169	4.50%	$26,244	6.50%

Tier 1 Capital (to Average Assets)	$66,649	13.77%	$19,357	4.00%	$24,196	5.00%

As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$68,071	18.01%	$30,244	8.00%	$37,805	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$63,329	16.75%	$22,683	6.00%	$30,244	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$63,329	16.75%	$17,012	4.50%	$24,573	6.50%

Tier 1 Capital (to Average Assets)	$63,329	13.98%	$18,125	4.00%	$22,656	5.00%

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

At December 31, 2024 and March 31, 2024, the Association had approved outstanding loan origination commitments of $450,000 and $2.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at December 31, 2024 and March 31, 2024, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $40.2 million and $41.7 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
Financial assets:
Loans, net	$398,997	$—	$—	$381,981	$381,981
Financial liabilities:
Interest-bearing deposits	$326,535	$—	$276,645	$—	$276,645

March 31, 2024
Financial assets:
Loans, net	$374,389	$—	$—	$346,801	$346,801
Financial liabilities:
Interest-bearing deposits	$308,254	$—	$257,604	$—	$257,604

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of December 31, 2024 and March 31, 2024 was $57.0 million and $60.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of December 31, 2024 or March 31, 2024.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Securities Available-for-sale
Mortgage-Backed Securities	$49,889	$—	$49,889	$—
Municipal Bonds	7,145	—	7,145	—
Total	$57,034	$—	$57,034	$—
March 31, 2024
Securities Available-for-sale
Mortgage-Backed Securities	$53,176	$—	$53,176	$—
Municipal Bonds	7,180	—	7,180	—
Total	$60,356	$—	$60,356	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the nine months ended December 31, 2024. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and March 31, 2024:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Financial Assets
Individually evaluated loans	$968	$—	$—	$968
Total	$968	$—	$—	$968
March 31, 2024
Financial Assets
Individually evaluated loans	$—	$—	$—	$—
Total	$—	$—	$—	$—

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

There were no securities or other contracts that had a dilutive effect for the three and nine months ended December 31, 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. For the three-month period ended December 31, 2024, options to purchase 123,924 common shares with an exercise price of $14.40 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

The Company did not present earnings per share for the nine months ended December 31, 2023, as the year-to-date weighted average computation presented a figure that would not aid investors in understanding the Company’s financial results for the period.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024
	(Income in thousands)
Net income applicable to common shares	$951	$937	$2,806

Average number of common shares outstanding	4,147,426	3,322,612	4,136,372
Less: Average unallocated ESOP shares	306,179	264,620	309,477
Average number of common shares outstanding used to calculate basic earnings per common share	3,841,247	3,057,992	3,826,895
Earnings per common share basic and diluted	$0.25	$0.31	$0.73

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

Note 10 - STOCK BASED COMPENSATION

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

Each December, the Association makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. In December 2024, the Association made a discretionary contribution of $303,000 to the Company for payment on the loan. Expense recorded was $118,000 and $126,000 for the nine months ended December 31, 2024 and 2023, respectively, and $47,000 and $126,000 for the three months ended December 31, 2024 and 2023, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of December 31,
	2024	2023
	(Dollars in thousands)
Shares allocated	26,436	13,218
Unallocated	304,029	317,247
Total ESOP shares	330,465	330,465
1
Fair value of unearned shares as of December 31, 2024 and 2023, respectively	$4,548	$3,236

Fair value of unearned shares is based on a stock price of $14.96 and $10.20 as of December 31, 2024 and 2023, respectively.

Equity Incentive plan

At the Company's annual meeting of stockholders held on November 26, 2024, stockholders approved the Central Plains Bancshares, Inc. 2024 Equity Incentive Plan (“2024 Equity Plan”), which provides for the granting of up to 578,313 shares (165,232 shares of restricted stock and 413,081 stock options) of the Company’s common stock pursuant to equity awards made under the 2024 Equity Plan.

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. In November 2024, the Company granted 123,924 stock options under the 2024 Equity Plan. As of December 31, 2024, the Company has 289,157 stock options available for future grants under the 2024 Equity Plan.

The fair value of stock options granted is estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 4.17%, volatility of 26.57% and a dividend yield of 0.0%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the common stock of the Company and other similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2024 was $5.33.

The following table presents the share-based compensation expense for the three and nine months ended December 31, 2024. There was no share-based compensation expense for the three and nine months ended December 31, 2023.

Three and Nine Months Ended December 31, 2024
2024
(Dollars in thousands)
Stock option expense	$13
Restricted stock expense	13
Total stock based compensation expense	$26

The following is a summary of the Company's stock option activity and related information for the nine months ended December 31, 2024. There was no stock option activity for the nine months ended December 31, 2023.

Stock Option	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding at March 31, 2024	—	$—	—	$—
Granted	123,924	14.40	10.0	69
Forfeited	—	—	—	—
Outstanding at December 31, 2024	123,924	$14.40	10.0	69
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of December 31, 2024, is $666,000 over a weighted average period of 5.0 years.

Restricted shares granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the awards accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determines the fair value of restricted shares under the 2024 Equity Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

On November 27, 2024, the Company granted to employees, under the 2024 Equity Plan, 49,566 shares of restricted stock with a total grant-date fair value of $714,000. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant. As of December 31, 2024, the Company has 115,666 shares of restricted stock available for future grants under the 2024 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of December 31, 2024 and changes thereto during the nine months ended December 31, 2024.

Restricted Stock	Number of Shares Awarded	Weighted Average Grant Date Fair Value

Nonvested balance as of March 31, 2024	—	$—
Granted	49,566	14.40
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2024	49,566	$14.40

Expected future expense relating to the non-vested restricted shares outstanding as of December 31, 2024, is $700,000 over a weighted average period of 5.0 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2024 and March 31, 2024 and for the three and nine months ended December 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2024 and March 31, 2024

	At December 31, 2024	At March 31, 2024
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$6,638	$11,454
Investment securities - available for sale	57,034	60,356
Investment securities - held to maturity	256	307
FHLB stock	612	584
Loans, net	398,997	374,389
Total assets	484,294	463,278
Total deposits	394,348	375,145
Total stockholders' equity	81,266	78,277

Total Assets. Total assets increased $21.0 million, or 4.5%, to $484.3 million at December 31, 2024 from $463.3 million at March 31, 2024. The increase was primarily due to a $24.6 million, or 6.6%, increase in net loans.

Cash and cash equivalents. Cash and cash equivalents decreased $4.9 million, or 42.0%, to $6.6 million at December 31, 2024 from $11.5 million at March 31, 2024. This decrease was primarily due to an increase in loan funding and construction of two new branch locations, partially offset by an increase in total deposits. We continue to monitor our liquidity position based on alternative uses of available funds and prevailing market conditions.

Investment Securities Available for Sale. Securities available-for-sale decreased $3.4 million, or 5.5%, to $57.0 million at December 31, 2024 from $60.4 million at March 31, 2024. During the nine-month period, we purchased $3.0 million in securities, received $6.5 million in principal payments, and recorded net premium amortization and discount accretion of $62,000. Additionally, net unrealized gains on the securities portfolio increased by $222,000.

Loans. Loans increased $24.7 million, or 6.5%, to $404.9 million at December 31, 2024 from $380.2 million at March 31, 2024. This growth was driven by increases across all loan categories, except for commercial non-real estate loans and other consumer loans. The largest increase occurred in agriculture loans, which increased $24.4 million, or 123.9%, to $44.1 million at December 31, 2024, from $19.7 million at March 31, 2024, which was primarily due to additional agriculture lenders hired by the Association.

Premises and Equipment, Net. Premises and equipment increased $4.4 million, or 75.1%, to $10.3 million at December 31, 2024 from $5.9 million at March 31, 2024. The increase is primarily due to the construction of two new branch offices in Lincoln and Hastings, Nebraska. These new branches are expected to enhance our service coverage in these areas and support growth in customer engagement. The projects are on track for completion in the second quarter of 2025.

Total Deposits. Total deposits increased $19.2 million, or 5.1%, to $394.3 million at December 31, 2024 from $375.1 million at March 31, 2024. The increase was primarily driven by higher balances in time deposits and money market accounts, as the Association offered a competitive certificate of deposit special during the nine-month period ended December 31, 2024. Management continues to actively monitor deposit balances and interest rates to maintain adequate liquidity.

Noninterest-bearing deposits increased $922,000, or 1.4%, to $67.8 million at December 31, 2024 from $66.9 million at March 31, 2024. Time certificates of deposit increased $3.4 million, or 3.1%, to $116.8 million from $113.4 million, as long-term customers sought higher-yield deposit options in response to prior increases in market interest rates. Additionally, the Association held $7.3 million in brokered time deposits at December 31, 2024, whereas no brokered time deposits were held at March 31, 2024.

Borrowings. The Company had no outstanding borrowings at December 31, 2024, and March 31, 2024. While borrowings have been limited in recent periods, the Association has generally utilized the increase in deposits to fund operations. However, management remains prepared to access FHLB advances if necessary to support additional loan funding.

Stockholders' Equity. Stockholders' equity increased $3.0 million, or 3.8% to $81.3 million at December 31, 2024 from $78.3 million at March 31, 2024. This increase was primarily driven by net income of $2.8 million, ESOP shares committed to be released of $118,000, a decrease in the unrealized loss position on securities valuations offset by the repurchase of outstanding shares of the Company's common stock repurchase program. The decrease in the unrealized loss position of $176,000, net of the related tax effect, is due to changes in market interest rates during the nine-month period ended December 31, 2024.

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. 190,614 shares remain available to be repurchased under the program as of December 31, 2024. As of December 31, 2024, the Company has repurchased 9,386 shares with a weighted average price of $14.59, for a total value of $137,000.

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

	For the Three Months Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$396,646	$5,648	5.70%	$367,941	$4,892	5.32%
Mortgage-backed securities	51,063	487	3.81%	48,970	397	3.24%
Investment securities (1)	7,254	42	2.32%	7,213	45	2.50%
Interest-bearing deposits and other	10,383	70	2.70%	7,409	108	5.83%
Total interest-earning assets	465,346	6,247	5.37%	431,533	5,442	5.04%
Non-interest-earning assets	19,300			18,898
Total assets	$484,646			$450,431

Interest-bearing liabilities:
Savings accounts	$42,479	$57	0.54%	$42,485	$53	0.50%
Money market accounts	28,254	185	2.62%	21,594	140	2.59%
NOW accounts	129,863	530	1.63%	134,427	401	1.19%
Certificates of deposit	109,882	1,185	4.31%	88,134	907	4.12%
Individual retirement accounts	16,631	158	3.80%	16,084	191	4.75%
Total interest-bearing deposits	327,109	2,115	2.59%	302,724	1,692	2.24%
Borrowings	42	—	0.00%	158	2	5.06%
Total interest-bearing liabilities	327,151	2,115	2.59%	302,882	1,694	2.24%
Other non-interest-bearing liabilities	95,309			102,603
Total liabilities	422,460			405,485
Total equity	62,186			44,946
Total liabilities and total equity	$484,646			$450,431
Net interest income		$4,132			$3,748
Net interest rate spread (2)			2.78%			2.81%
Net interest-earning assets (3)	$138,195			$128,651
Net interest margin (4)			3.55%			3.47%
Average interest-earning assets to interest-bearing liabilities	142.24%			142.48%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$390,057	$16,552	5.66%	$359,515	$13,801	5.12%
Mortgage-backed securities	52,330	1,468	3.74%	49,958	1,091	2.91%
Investment securities (1)	7,235	126	2.32%	7,937	138	2.32%
Interest-bearing deposits and other	9,434	161	2.27%	5,137	211	5.48%
Total interest-earning assets	459,056	18,307	5.32%	422,547	15,241	4.81%
Non-interest-earning assets	17,535			18,170
Total assets	$476,591			$440,717

Interest-bearing liabilities:
Savings accounts	$42,463	$135	0.42%	$45,040	$107	0.32%
Money market accounts	27,004	462	2.28%	21,742	320	1.96%
NOW accounts	125,417	1,547	1.64%	125,685	1,461	1.55%
Certificates of deposit	101,820	3,443	4.51%	81,017	2,333	3.84%
Individual retirement accounts	16,797	465	3.69%	15,832	351	2.96%
Total interest-bearing deposits	313,501	6,052	2.57%	289,316	4,572	2.11%
Borrowings	1,064	99	5.44%	2,580	104	5.37%
Total interest-bearing liabilities	314,565	6,151	2.61%	291,896	4,676	2.14%
Other non-interest-bearing liabilities	98,946			107,893
Total liabilities	413,511			399,789
Total equity	63,080			40,928
Total liabilities and total equity	$476,591			$440,717
Net interest income		$12,156			$10,565
Net interest rate spread (2)			2.71%			2.67%
Net interest-earning assets (3)	$144,491			$130,651
Net interest margin (4)			3.53%			3.33%
Average interest-earning assets to interest-bearing liabilities	145.93%			144.76%

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2024 and 2023

General. For the three months ended December 31, 2024, we had net income of $951,000, compared to net income of $937,000 for the three months ended December 31, 2023. For the nine months ended December 31, 2024, we had net income of $2.8 million, compared to net income of $2.9 million for the nine months ended December 31, 2023.

Interest and Dividend Income. Interest and dividend income increased $805,000, or 14.8%, to $6.2 million for the three months ended December 31, 2024 from $5.4 million for the three months ended December 31, 2023. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates and loan growth.

Interest income on loans increased $756,000, or 15.5%, to $5.6 million for the three months ended December 31, 2024 from $4.9 million for the three months ended December 31, 2023. The average balance of loans increased $28.7 million, or 7.8%, to $396.6 million for the three months ended December 31, 2024 from $367.9 million for the three months ended December 31, 2023. The increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 38 basis points to 5.70% for the three months ended December 31, 2024 from 5.32% for the three months ended December 31, 2023. The increase in yield was due to increases in market interest rates over the period.

Interest income on securities increased $87,000, or 19.7%, to $529,000 for the three months ended December 31, 2024 from $442,000 for the three months ended December 31, 2023, due to a 48 basis point increase in the average yield from 3.15% for the three months ended December 31, 2023 to 3.63% for the three months ended December 31, 2024. The average balance of securities increased $2.1 million, or 3.8%, to $58.3 million for the three months ended December 31, 2024 from $56.2 million for the three months ended December 31, 2023.

Interest and dividend income increased $3.1 million, or 20.1%, to $18.3 million for the nine months ended December 31, 2024 from $15.2 million for the nine months ended December 31, 2023. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates and loan growth.

Interest income on loans increased $2.8 million, or 19.9%, to $16.6 million for the nine months ended December 31, 2024 from $13.8 million for the nine months ended December 31, 2023. The average balance of loans increased $30.5 million, or 8.5%, to $390.0 million for the nine months ended December 31, 2024 from $359.5 million for the nine months ended December 31, 2023. This increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 54 basis points to 5.66% for the nine months ended December 31, 2024 from 5.12% for the nine months ended December 31, 2023. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $365,000, or 29.7%, to $1.6 million for the nine months ended December 31, 2024 from $1.2 million for the nine months ended December 31, 2023, due to a 74 basis point increase in the average yield from 2.83% for the nine months ended December 31, 2023 to 3.57% for the nine months ended December 31, 2024. The average balance of securities increased $1.7 million, or 2.9%, to $59.6 million for the nine months ended December 31, 2024 from $57.9 million for the nine months ended December 31, 2023.

Interest Expense. Interest expense increased $421,000, or 24.9%, to $2.1 million for the three months ended December 31, 2024 compared to $1.7 million for the three months ended December 31, 2023, due to higher costs of interest-bearing liabilities.

Interest expense on deposits increased $423,000, or 25.0%, to $2.1 million for the three months ended December 31, 2024 compared to $1.7 million for the three months ended December 31, 2023. The increase was due to a 35 basis point increase in the average cost of deposits to 2.59% for the three months ended December 31, 2024 from 2.24% for the three months ended December 31, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $21.7 million to $109.8 million for the three months ended December 31, 2024 from $88.1 million for the three months ended December 31, 2023.

Interest expense increased $1.5 million, or 31.5%, to $6.2 million for the nine months ended December 31, 2024 compared to $4.7 million for the nine months ended December 31, 2023, due to higher costs of interest-bearing liabilities.

Interest expense on deposits increased $1.5 million, or 32.4%, to $6.1 million for the nine months ended December 31, 2024 compared to $4.6 million for the nine months ended December 31, 2023. The increase was due to a 46 basis point increase in the average cost of deposits to 2.57% for the nine months ended December 31, 2024 from 2.11% for the nine months ended December 31, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $20.8 million to $101.8 million for the nine months ended December 31, 2024 from $81.0 million for the nine months ended December 31, 2023.

Net Interest Income. Net interest income before provision for credit losses increased $384,000, or 10.2%, to $4.1 million for the three months ended December 31, 2024 compared to $3.7 million for the three months ended December 31, 2023.

Our interest rate spread decreased three basis points to 2.78% for the three months ended December 31, 2024, compared to 2.81% for the three months ended December 31, 2023, and our net interest margin increased eight basis points to 3.55% for the three months ended December 31, 2024 compared to 3.47% for the three months ended December 31, 2023.

Net interest income before provision for credit losses increased $1.6 million, or 15.1%, to $12.2 million for the nine months ended December 31, 2024 compared to $10.6 million for the nine months ended December 31, 2023.

Our interest rate spread increased four basis points to 2.71% for the nine months ended December 31, 2024, compared to 2.67% for the nine months ended December 31, 2023, and our net interest margin increased 20 basis points to 3.53% for the nine months ended December 31, 2024 compared to 3.33% for the nine months ended December 31, 2023.

Provision for Credit Losses. During the three months ended December 31, 2024, we recorded a provision for credit losses of $57,000. During the three months ended December 31, 2023, we recorded a provision for credit losses of $191,000.

During the nine months ended December 31, 2024, we recorded a provision for credit losses of $56,000. During the nine months ended December 31, 2023, we recorded a provision for credit losses of $99,000. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Non-Interest Income. The following table shows the components of non-interest income for periods presented.

	For the three months ended December 31,		For the nine months ended December 31,
Non-interest income:	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Servicing fees on loans	$32	$66	$100	$228
Service charges on deposit accounts	219	194	610	579
Interchange income	320	286	968	885
Gain on sale of loans	63	60	154	173
Gain from real estate owned and other repossessed assets, net	—	—	1	4
Other non-interest income	22	284	59	349
Total non-interest income	$656	$890	$1,892	$2,218

Noninterest income decreased $234,000, or 26.3%, to $656,000 for the three months ended December 31, 2024 from $890,000 for the three months ended December 31, 2023. Other income decreased $262,000, or 92.3%, to $22,000 for the three months ended December 31, 2024 compared to $284,000 for the three months ended December 31, 2023, due to a recovery of a previously written off receivable recorded during the three months ended December 31, 2023. Servicing fees on loans decreased $34,000, or 51.5%, to $32,000 for the three months ended December 31, 2024 compared to $66,000 for the three months ended December 31, 2023.

Noninterest income decreased $326,000, or 14.7%, to $1.9 million for the nine months ended December 31, 2024 from $2.2 million for the nine months ended December 31, 2023. Other income decreased $290,000, or 83.1%, to $59,000 for the nine months ended December 31, 2024 compared to $349,000 for the nine months ended December 31, 2023, due to a recovery of a previously written off receivable recorded during the nine months ended December 31, 2023. Servicing fees on loans decreased $128,000, or 56.1%, to $100,000 for the nine months ended December 31, 2024 compared to $228,000 for the nine months ended December 31, 2023.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	For the three months ended December 31,		For the Nine Months Ended December 31,
Non-interest expense:	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$1,948	$1,903	$5,729	$5,091
Occupancy and equipment	266	251	788	752
Data processing	476	459	1,460	1,366
Federal deposit insurance premiums	48	63	141	211
Debit card processing	66	66	200	190
Advertising	86	80	232	238
Other general and administrative expenses	650	470	1,984	1,271
Total non-interest expense	$3,540	$3,292	$10,534	$9,119

Noninterest expense increased $248,000, or 7.5% to $3.5 million for the three months ended December 31, 2024 from $3.3 million for the three months ended December 31, 2023. Other general and administrative expenses increased $180,000, or 38.3%, to $650,000 for the three months ended December 31, 2024 from $470,000 for the three months ended December 31, 2023, due to a combination of increases in insurance, auditing and consulting fees. These additional fees relate to public filing requirements and further regulatory compliance consulting.

Noninterest expense increased $1.4 million, or 15.5% to $10.5 million for the nine months ended December 31, 2024 from $9.1 million for the nine months ended December 31, 2023. Salaries and employee benefits expense increased $638,000, or 12.5%, to $5.7 million for the nine months ended December 31, 2024 from $5.1 million for the nine months ended December 31, 2023, due to additional lenders hired by the Association. Additionally, the Company implemented the 2024 Equity Incentive Plan on November 26, 2024, and began recognizing expense associated with this plan in December 2024. Other general and administrative expenses increased $713,000, or 56.1%, to $2.0 million for the nine months ended December 31, 2024 from $1.3 million for the nine months ended December 31, 2023, due to a combination of increases in insurance, auditing and consulting fees. These additional fees relate to public filing requirements and further regulatory compliance consulting.

Income Tax Expense. We recognized income tax expense of $240,000 for the three months ended December 31, 2024 and income tax expense of $218,000 for the three months ended December 31, 2023, respectively, resulting in effective rates of 20.2% for the three months ended December 31, 2024 and 18.9% for the three months ended December 31, 2023.

We recognized income tax expense of $652,000 for the nine months ended December 31, 2024 and income tax expense of $709,000 for the nine months ended December 31, 2023, respectively, resulting in effective rates of 18.9% for the nine months ended December 31, 2024 and 19.9% for the nine months ended December 31, 2023. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits and tax-exempt municipal bond interest.

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

The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$18,346	(1.75)%
300	18,445	(1.22)
200	18,530	(0.77)
100	18,606	(0.36)
Base	18,673	—
(100)	18,695	0.12
(200)	18,711	0.20
(300)	18,723	0.27
(400)	18,739	0.35

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at December 31, 2024, we would have experienced a 0.77% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.20% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$110,095	$(2,492)	(2.21)%	26.73%	226
300	111,445	(1,142)	(1.01)	26.34	187
200	111,742	(845)	(0.75)	25.71	124
100	110,916	(1,671)	(1.48)	24.83	36
Base	112,587	—	—	24.47	—
(100)	104,842	(7,745)	(6.88)	22.19	(228)
(200)	96,005	(16,582)	(14.73)	19.87	(460)
(300)	84,345	(28,242)	(25.08)	17.09	(738)
(400)	69,571	(43,016)	(38.21)	13.81	(1,066)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at December 31, 2024, we would have experienced a 0.75% decrease in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 14.73% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $40.5 million at December 31, 2024. The FHLB has sole discretion to deny additional advances. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed. Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at December 31, 2024.

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

For the nine months ended December 31, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $4.8 million. Net cash provided by operating activities amounted to $2.4 million, primarily due to net income of $2.8 million, depreciation of $389,000, and changes of other assets of $381,000, partially offset by changes in accrued interest payable of $227,000, changes in accrued interest receivable of $610,000 and changes in accrued expenses and other liabilities of $646,000. Net cash used in investing activities amounted to $26.0 million, primarily due to a net increase in loans of $24.7 million and the purchase of available-for-sale investment securities of $3.0 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $6.5 million. Net cash provided by financing activities amounted to $18.8 million, primarily due to an increase in deposits of $19.2 million.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2024, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2024, and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2024	—	$—	—	—
November 1 - November 30, 2024	—	—	—	200,000
December 1 - December 31, 2024	9,386	14.59	9,386	190,614
Total	9,386	$14.59	9,386

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. 190,614 shares remain available to be repurchased under the program as of December 31, 2024.

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

Central Plains Bancshares, Inc.

Date: February 11, 2025	By:	/s/ Steven D. Kunzman
Steven D. Kunzman
Chairman of the Board, President and Chief Executive Officer

Date: February 11, 2025	By:	/s/ Bradley M. Kool
Bradley M. Kool First Vice President and Chief Financial Officer