Form 10-K
period 2025-03-31
Central Plains Bancshares, Inc.
filed 2025-06-26
CIK 1979332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the Registrant's voting common stock held by non-affiliates based on the closing price of the common stock on September 30, 2024 was $44.0 million.

As of June 26, 2025, there were 4,224,078 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

ii

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
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

iii

PART I

Item 1. Business.

Central Plains Bancshares, Inc.

Central Plains Bancshares, Inc. (the “Company” or “Central Plains Bancshares”) is a Maryland corporation and owns 100% of the outstanding common stock of Home Federal Savings and Loan Association of Grand Island (“Home Federal Savings”). On October 19, 2023, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Home Federal Savings. The Company sold 4,130,815 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $41.3 million. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Home Federal Savings. At March 31, 2025, we had consolidated assets of $508.7 million, consolidated deposits of $416.2 million and consolidated stockholders’ equity of $83.3 million.

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

Available Information

Central Plains Bancshares, Inc. is a public company, and files current, quarterly and annual reports with the Securities and Exchange Commission. These reports and any amendments to these reports are available for free on our website, www.homefederalne.bank as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website should not be considered a part of this Annual Report on Form 10-K. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

General

We conduct our operations from our main office in Grand Island, Nebraska, eight branch offices located in Grand Island, Hastings, Holdrege, Lexington, Lincoln and Superior, Nebraska, and a drive-up facility in Grand Island, Nebraska. We consider our primary market area for deposit gathering to be the Nebraska counties of Adams, Dawson, Hall, Lancaster, Nuckolls and Phelps.

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

Market Area

We serve southcentral Nebraska through our network of nine office locations, which cover a relatively broad area of southcentral Nebraska. We consider our primary market area for deposit gathering to be the Nebraska counties of Adams, Dawson, Hall, Nuckolls, Phelps, and Lancaster County. Our market area economy has a focus on manufacturing and agriculture with a cross-section of other economic sectors, including education, healthcare and services. The primary market area has developed a modern, diversified economy, including the historical agriculture sector. Attractions of the market area include a quality lifestyle, with sufficient personal and business services for residents.

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

Competition

We face strong competition within our primary market area, both in making loans and attracting retail deposits. Our market area includes large money centers and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2024 (the most recent date for which FDIC data is publicly available), we were ranked third among the 17 FDIC-insured financial institutions with offices in Hall County, Nebraska, with a deposit market share of 11.12%.

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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates.

	At March 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate - Construction	$15,069	3.75%	$16,011	4.21%
Real Estate - Commercial	120,184	29.88	123,313	32.43
Real Estate - Residential	161,144	40.06	149,854	39.41
Commercial Non-Real Estate	32,007	7.96	35,047	9.22
Agricultural	42,835	10.65	19,694	5.18
Other Consumer	14,649	3.64	19,985	5.26
Land Development and Sanitary & Improvement Districts (SIDs)	16,327	4.06	16,341	4.29
Total loans	402,215	100.00%	380,245	100.00%
Net deferred loan costs	(18)		4
Allowance for credit losses	(5,441)		(5,860)
Total loans, net	$396,756		$374,389

Contractual Terms to Final Maturities. The following table sets forth the contractual maturities of our total loan portfolio at March 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the table presents contractual maturities and does not reflect repricing or the effect of prepayments, actual maturities may differ.

	At March 31, 2025
	Real Estate-Construction	Real Estate-Commercial	Real Estate-Residential	Commercial Non-Real Estate	Agricultural	Other Consumer	Land Development and SIDS	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$6,507	$8,272	$5,671	$6,646	$17,021	$5,878	$3,277	$53,272
More than one year through five years	4,769	30,277	23,988	12,135	3,853	4,331	10,394	89,747
More than five years through fifteen years	98	45,309	32,024	13,226	7,792	4,440	1,785	104,674
More than fifteen years	3,695	36,326	99,461	—	14,169		871	154,522
Total	$15,069	$120,184	$161,144	$32,007	$42,835	$14,649	$16,327	$402,215

The following table sets forth our fixed-rate and adjustable-rate loans at March 31, 2025 that are contractually due after March 31, 2026.

		Floating or	Total at
	Fixed	Adjustable	March 31,
	Rate	Rate	2025
	(Dollars in thousands)
Real Estate - Construction	$4,769	$3,793	$8,562
Real Estate - Commercial	42,880	69,032	111,912
Real Estate - Residential	89,417	66,056	155,473
Commercial Non-Real Estate	14,945	10,416	25,361
Agricultural	6,335	19,479	25,814
Other Consumer	8,771	—	8,771
Land Development and SIDs	10,437	2,613	13,050
Total	$177,554	$171,389	$348,943

Real Estate - Residential. At March 31, 2025, we had $161.1 million of loans secured by one- to four-family residential real estate and multi-family real estate loans, representing 40.06% of total loans as of that date. The significant majority of our one- to four-family residential real estate loans and multi-family dwellings are secured by properties located in our primary market area.

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

We also originate multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. At March 31, 2025, we had $41.4 million in multi-family residential real estate loans, representing 10.29% of our total loan portfolio. Our multi-family residential real estate loans are generally adjustable-rate loans or have a call period after three or five years. Our multi-family residential real estate loans are secured by apartment buildings located within our primary market area, or we participate with a Nebraska-based bank for loans outside of our primary market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

At March 31, 2025, our largest multi-family loan had a balance of $5.6 million and was secured by an apartment complex located in our primary market area. At March 31, 2025, this loan was performing in accordance with its contractual terms.

Real Estate - Commercial Loans. At March 31, 2025, we had $120.2 million in commercial real estate loans, or 29.88% of total loans. Our commercial real estate loans are secured by owner-occupied and non-owner occupied properties, including medical practices, insurance offices, warehouses, single- and multi-tenant retail and hotels. Our commercial residential real estate loans are secured by properties located within our primary market area, or we generally participate with a Nebraska-based bank for loans outside of our primary market area. Generally, our commercial real estate loans have terms and amortization periods up to 20 years with options for balloon payments and interest rate adjustments to occur every five years. The interest rate is fixed for the initial term (five years or less) and then adjusts again at the end of the next period matching the initial term or as negotiated at the end of the first term. Commercial real estate loans generally have terms and amortization periods up to 20 years. We generally limit the loan-to-value ratios of our commercial real estate loans to 75% of the purchase price or appraised value, whichever is lower.

At March 31, 2025, our largest commercial real estate loan had an outstanding balance of $7.7 million and was secured by a single retail grocery chain property located in our primary market area. At March 31, 2025, this loan was performing according to its original terms.

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

Commercial Non-Real Estate Loans. At March 31, 2025, commercial non-real estate loans were $32.0 million, or 7.96% of total loans. Commercial non-real estate loans include both term loans and lines of credit. Loan terms vary depending on the type of collateral (such as five years for a loan secured by machinery and equipment, with a maximum loan-to-value ratio of 75% for new equipment and 70% for used equipment), or the type of loan (such as one year for a loan to support business inventory and receivables). Generally, the maximum loan-to-value ratio for commercial non-real estate loans is up to 90%, which applies to loans secured by U.S. Government securities with specified terms and maturities.

When making commercial non-real estate loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At March 31, 2025, our largest commercial non-real estate loan totaled $1.6 million and was secured by media company licenses and related assets in our primary market area. At March 31, 2025, this loan was performing according to its original terms.

Real Estate - Construction Loans. At March 31, 2025, we had $15.1 million in real estate construction loans, including properties for one- to four-family residences of $6.3 million and commercial construction properties of $8.8 million, representing 3.75% of our total loan portfolio. Our real estate construction loans are structured as straight construction or construction/permanent loans where after the initial construction period the loan converts to a permanent commercial mortgage loan. Our real estate construction loans are underwritten to the same guidelines for commercial loans.

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

At March 31, 2025, our largest real estate construction loan totaled $2.8 million and was secured by property located in our primary market area. At March 31, 2025, this loan was performing according to its original terms.

Agricultural Loans. At March 31, 2025, we had $42.8 million in agricultural loans, or 10.65% of total loans. Our agriculture loans are for the acquisition, development and/or refinancing of agricultural property, and for financing (i) crop and livestock production expenses, (ii) crop and livestock inventory carrying, (iii) the acquisition of breeding livestock and (iv) the acquisition of equipment, machinery, vehicles and other capital assets. Our agriculture loans include term loans and lines of credit, with terms of one year for financing of crop and livestock expenses or carrying crop and livestock inventory, to up to seven years for capital asset acquisition. Our agriculture real estate loans generally amortize over a 25-year term with interest rates generally adjusting every five years. We generally limit the loan-to-value ratio of our agriculture loans to 70% of the collateral value.

At March 31, 2025, our largest agricultural loan totaled $5.9 million and was secured by property located in our primary market area. At March 31, 2025, this loan was performing according to its original terms.

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

Other Consumer Loans. We offer a limited range of consumer loans, and, except as described below, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. At March 31, 2025, other consumer loans were $14.6 million, or 3.64% of total loans. Our consumer loans generally consist of dental implant loans (described below), automobile loans, energy loans, student loans, recreation vehicles, boat loans and unsecured preferred lines of credit for customers with qualified relationships. An energy loan is a home equity loan originated through a partnership with the Nebraska Energy Office, which provides a preferred interest rate for eligible home improvement projects designed to reduce energy costs.

Included in the consumer loan portfolio are unsecured loans to individuals for dental implants. Home Federal Savings participates with a Nebraska-based financial institution to provide a funding line to a specialty finance company that has a nationwide network of dentists whose patients can apply directly for and obtain individual loans. Our portion of the loans to individuals totaled $9.1 million at March 31, 2025, and the average underlying loan size was $17,000. A reserve of between 7.5% and 11% of the outstanding balance of the funding line is maintained by the specialty finance company at the lead financial institution, who also services the loans. Any loan that may become over 120 days past due is automatically paid off from the reserve, which is replenished monthly back to covenant levels.

Land Development and SIDs Loans. At March 31, 2025, land development and SIDs loans were $16.3 million, or 4.06% of total loans. Our land development loans complement our construction lending activities, as such loans are generally secured by lots that will be used for residential or commercial development. At March 31, 2025, our land development loans totaled $8.7 million, or 2.17% of total loans. Our largest land development loan totaled $1.5 million and was secured by property located in our primary market area. At March 31, 2025, this loan was performing according to its original terms.

Our SID loans complement land development activities and provide funding for certain infrastructure improvements. Our SID loans are secured by bonds and warrants issued within the project district. The warrants are also the primary source of repayment. At March 31, 2025, our SIDs loans totaled $7.9 million, or 1.89% of total loans. Our largest SID loan totaled $3.0 million and was secured by bonds and warrants. At March 31, 2025, this loan was performing according to its original terms.

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

We may purchase loan participations secured by properties primarily within the State of Nebraska in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At March 31, 2025, the outstanding balances of our loan participations where we were not the lead lender totaled $73.5 million, or 18.27% of our loan portfolio, of which $35.8 million, or 48.66%, were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have sold participation interests in loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At March 31, 2025, we had participated out portions of loans with an aggregate principal balance of $58.8 million. Historically, we have not purchased whole loans.

Our traditional mortgage banking model follows selling loan production to Freddie Mac. We had total loan sales for the fiscal years ended March 31, 2025 and 2024 of $14.9 million and $11.8 million, respectively.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Home Federal Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans with regulatory approval). The total aggregate exposure to one group of borrowers is 50% of unimpaired capital and surplus where each separate borrower (individual or entity) is financially independent. At March 31, 2025, our loan to one borrower limitation was $10.9 million based on 15% of our unimpaired capital and surplus, $21.8 million for residential development loans with regulatory approval and $36.5 million for a group of related borrowers where each separate borrower is financially independent. At March 31, 2025, our largest single loan to one borrower had an outstanding balance of $7.7 million and was secured by a grocery store property located in our primary market area. At March 31, 2025, this loan was performing according to its original terms. At March 31, 2025, our largest credit relationship was a group of loans to related borrowers with total exposure of $18.0 million with all loans performing according to original terms. The borrowers consist of ten entities and two individual owners, with the significant majority of the loans secured by multi-family residential real estate. The relationship qualifies for the 50% of unimpaired capital and surplus limitation due to the financial strength of each borrower on an individual basis, without dependence on any other borrower in the group.

Individual officers, and officers acting with others, may approve loans up to specified limits. We have a Residential Loan Committee, consisting of our Chairman of the Board, President and Chief Executive Officer, Executive Vice President and Chief Lending Officer and or Mortgage Manager, and Senior Loan Committee, consisting of our Chairman of the Board, President and Chief Executive Officer, Executive Vice President and Chief Lending Officer, Executive Vice President and Chief Sales Officer and other members of management and various lending staff. The Residential Loan Committee may approve one- to four-family residential real estate loans up to $1.0 million, and Senior Loan Committee may approve all other loans.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At March 31, 2025, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount at March 31, 2025 and 2024.

	At March 31,
	2025			2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$—	$—
Real Estate - Commercial	—	—	—	—	—	—
Real Estate - Residential	486	—	87	154	51	—
Commercial Non-Real Estate	—	9	—	—	—	16
Agricultural	79	—	—	—	—	—
Other Consumer	112	345	112	37	375	125
Land Development and SIDs	—	—	—	—	—	—
Total	$677	$354	$199	$191	$426	$141

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates presented.

	At March 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Real Estate - Construction	$—	$—
Real Estate - Commercial	359	419
Real Estate - Residential	150	98
Commercial Non-Real Estate	—	16
Agricultural	—	—
Other Consumer	13	4
Land Development and SIDs	807	—
Total non-accruing loans	1,329	537
Accruing loans past due 90 days or more:
Real Estate-Construction	—	—
Real Estate-Commercial	—	—
Real Estate-Residential	3	—
Commercial Non-Real Estate	—	—
Agricultural	—	—
Other Consumer	99	125
Land Development and SIDs	—	—
Total accruing loans past due 90 days or more:	102	125
Total non-performing loans	1,431	662
Other real estate owned	—	—
Total non-performing assets	$1,431	$662
Total loans outstanding	402,215	380,245
Total assets outstanding	508,702	463,278
Total non-accruing loans as a percentage of total loans outstanding	0.33%	0.14%
Total non-performing loans as a percentage of total loans outstanding	0.36%	0.17%
Total non-performing loans as a percentage of total assets	0.28%	0.14%
Total non-performing assets as a percentage of total assets	0.28%	0.14%

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

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

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

Our classified and special mention assets at the dates presented were as follows. Substandard loans exceed our non-performing and delinquent loans due to the inclusion of $3.5 million and $2.8 million of performing loans as of March 31, 2025 and 2024, respectively, where there remains underlying uncertainties with respect to borrower performance.

	At March 31,
	2025	2024
	(Dollars in thousands)
Substandard loans	$4,623	$3,048
Doubtful loans	5	97
Loss loans	—	—
Total classified loans	$4,628	$3,145
Special mention loans	$—	$—

Other Loans of Concern. At March 31, 2025, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for credit losses during the periods presented.

	For the Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Total loans outstanding at end of period	$402,215	$380,245
Total non-accrual loans at end of period	1,329	537
Total non-performing loans at end of period	1,431	662
Total average loans outstanding	391,330	361,978
Allowance for credit losses, beginning of period	5,860	5,412
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	$299
Provision for credit losses	200	88
Charge-offs:
Real Estate - Construction	—	—
Real Estate - Commercial	—	—
Real Estate - Residential	—	—
Commercial Non-Real Estate	13	—
Agricultural	—	—
Other Consumer	4	6
Land Development and SIDs	605	—
Total charge-offs	$622	$6
Recoveries on loans previously charged-off:
Real Estate - Construction	—	—
Real Estate - Commercial	—	—
Real Estate - Residential	—	—
Commercial Non-Real Estate	—	(69)
Agricultural	—	—
Other Consumer	(3)	(3)
Land Development and SIDs	—	—
Total recoveries	$(3)	$(72)
Net (recoveries) charge-offs	$619	$(66)
Allowance for credit losses, end of period	$5,441	$5,860
Allowance for credit losses as a percent of non-performing loans	380.22%	885.20%
Allowance for credit losses as a percent of total loans outstanding	1.35%	1.54%
Allowance for credit losses as a percent of total non-accrual loans	409.41%	1091.25%
Net (recoveries) charge-offs during the period to average loans outstanding during the period	0.16%	(0.02%)

The following table sets forth additional information with respect to charge-offs by category for the years presented.

	For the Year Ended March 31,
	2025	2024
Net (recoveries) charge-offs to average loans outstanding during the year:
Real Estate - Construction	—	—
Real Estate - Commercial	—	—
Real Estate - Residential	—	—
Commercial Non-Real Estate	0.04%	(0.20%)
Agricultural	—	—
Other Consumer	0.01%	0.02%
Land Development and SIDs	3.71%	—

The increase in charge-offs is related to land that is pending for sale by the borrower, for which we charged off $605,000. We are expecting to recover much, if not all, of this amount in the future by either sale of the land or regular receipt of payments from the borrower.

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

	At March 31,
	2025			2024
	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate - Construction	$246	4.52%	3.75%	$246	4.20%	4.21%
Real Estate - Commercial	1,572	28.88	29.88	2,245	38.31	32.43
Real Estate - Residential	1,926	35.40	40.06	1,829	31.21	39.41
Commercial Non-Real Estate	667	12.26	7.96	759	12.95	9.22
Agricultural	476	8.75	10.65	228	3.89	5.18
Other Consumer	262	4.82	3.64	327	5.58	5.26
Land Development and SIDs	292	5.37	4.06	226	3.86	4.29
Total	$5,441	100.00%	100.00%	$5,860	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

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

At March 31, 2025, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as state and municipal securities. At March 31, 2025, we also owned $612,000 of Federal Home Loan Bank of Topeka stock. As a member of Federal Home Loan Bank of Topeka, we are required to purchase stock in the Federal Home Loan Bank of Topeka, which is carried at cost and classified as a restricted investment.

	At March 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,085	$21,466	$24,859	$22,709
GNMA bonds	5,035	5,067	4,456	4,406
FNMA bonds	27,237	25,590	28,241	26,061
Municipal bonds	8,622	7,246	8,628	7,180
Total securities available-for-sale	$63,979	$59,369	$66,184	$60,356

Securities held-to-maturity
FHLMC bonds	$64	$66	$85	$85
GNMA bonds	46	46	57	56
FNMA bonds	112	114	165	164
Total securities held-to-maturity	$222	$226	$307	$305

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at March 31, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted average yield is calculated based on the yield to maturity weighted for the size of each security over the entire portfolio of securities. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

	One Year or Less		After One through Five Years		After Five through Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Investment securities:
Municipal bonds	$—	—%	$3,012	1.76%	$1,950	1.80%	$3,660	2.06%	$8,622	$7,246	1.90%
Mortgage-backed securities:
U.S. Government agency and government-sponsored enterprise	4	3.50	635	2.98	3,572	4.10	51,368	3.76	55,579	52,349	3.77
Total	$4	3.50%	$3,647	1.97%	$5,522	3.29%	$55,028	3.65%	$64,201	$59,595	3.52%

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

The following table sets forth the distribution of total deposits, by account type, at the dates presented.

	At March 31, 2025			At March 31, 2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$64,497	15.50%	—%	$66,891	17.83%	—%
Savings accounts	45,476	10.93	0.45	43,461	11.59	0.37
Money market accounts	30,718	7.38	2.29	24,287	6.47	2.07
NOW accounts	152,782	36.71	1.67	127,077	33.88	1.58
Certificates of deposit	104,129	25.02	4.47	95,266	25.39	3.93
Individual retirement accounts	18,599	4.47	3.56	18,163	4.84	2.97
Total	$416,201	100.00%	2.56%	$375,145	100.00%	2.24%

As of March 31, 2025 and 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is generally the maximum amount for federal deposit insurance), was $54.8 million and $34.3 million, respectively. In addition, as of March 31, 2025, the aggregate amount of all our uninsured certificates of deposit was $7.0 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

At March 31, 2025, we had approximately 155 depositors with uninsured deposits, resulting in an average balance of uninsured deposits of $354,000 per uninsured depositor. Of total uninsured deposits as of March 31, 2025, $35.7 million, or 65.06%, consisted of NOW accounts, $3.2 million, or 5.86%, consisted of savings accounts, $7.0 million, or 12.85%, consisted of certificates of deposit, including IRAs, $3.6 million, or 6.55% consisted of money market accounts and $5.3 million, or 9.68%, consisted of non-interest bearing demand accounts.

The following table sets forth the maturity of our uninsured certificates of deposit as of March 31, 2025.

At March 31, 2025
(Dollars in thousands)
Maturity Period:
Three months or less	$3,145
Over three through six months	2,579
Over six through twelve months	1,312
Over twelve months	13
Total	$7,049

Borrowings. We may obtain advances from the Federal Home Loan Bank of Topeka upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 2025, we had no outstanding advances from the Federal Home Loan Bank of Topeka. At March 31, 2025, based on pledged collateral and our ownership of Federal Home Loan Bank of Topeka common stock, we had access to up to $40.5 million of advances from the Federal Home Loan Bank of Topeka. We could significantly increase our borrowing capacity from the Federal Home Loan Bank of Topeka if we pledged additional assets as security. As of March 31, 2025, we had a $5.0 million borrowing line from a private bankers’ bank, and we also have the ability to participate in the Federal Reserve Board’s Bank Term Funding Program if needed.

Subsidiary Activities

Home Federal Savings’ only subsidiary is First Service Corporation, a Nebraska corporation that provides insurance services directly and sells securities through a third-party arrangement.

Employees

At March 31, 2025, we had 68 full-time employees and five part-time employees. Our employees are not represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system.

We believe that our ability to attract and retain top quality employees is a key to our future success. We continue to elevate individuals from within the organization into new roles and we expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

In an effort to continue our investment in our employees and as part of the conversion, Home Federal Savings and Loan Association of Grand Island established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares held in the ESOP will be released and allocated to employees on an annual basis based on the ratio of each such participant's annual compensation.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. At March 31, 2025 we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. Generally, net operating losses that existed prior to December 31, 2017 were required to be carried back to the two preceding years, with any excess carried over to the succeeding 20 tax years. Such losses can offset up to 100% of taxable income subject to Internal Revenue Code Section 382 limitation. At March 31, 2025, we had $1.6 million of pre-2018 net operating loss carry forward limited to utilization of $167,000 per tax year under Internal Revenue Code Section 382.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At March 31, 2025, we had no capital loss carryovers.

Corporate Dividends. Central Plains Bancshares may generally exclude from income 100% of dividends received from Home Federal Savings as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

We are subject to Nebraska state taxation. Under Nebraska law, Home Federal Savings pays a financial institution tax that we classify as a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our quarterly average deposits and net financial income, respectively. Presently, the tax is $0.35 per $1,000 of quarterly average deposits not to exceed an amount determined by applying 2.85% to our net financial income. Net financial income is our income after ordinary and necessary expenses but before income taxes as reported to the OCC. In addition, Central Plains Bancshares is required to file a Nebraska income tax return. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $100,000 of taxable income and 5.84% of taxable income in excess of $100,000. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations). For Nebraska tax return purposes, taxable income on the return filed for Central Plains Bancshares is determined without regard to the taxable income of Home Federal Savings as Home Federal Savings files separate Nebraska financial institution tax returns.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Home Federal Savings exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital and surplus. An additional amount may be loaned, equal to 10% of capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At March 31, 2025, Home Federal Savings complied with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At March 31, 2025, Home Federal Savings complied with the qualified thrift lender test.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations, as made applicable to the association by the Home Owners' Loan Act. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Home Federal Savings. Central Plains Bancshares is an affiliate of Home Federal Savings because of its control of Home Federal Savings. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

At March 31, 2025, Home Federal Savings met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Home Federal Savings is a member of the Federal Home Loan Bank of Topeka, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Topeka provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Topeka are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Topeka. Home Federal Savings complied with this requirement at March 31, 2025. Based on redemption provisions of the Federal Home Loan Bank of Topeka, the stock has no quoted market value and is carried at cost. Home Federal Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Topeka stock. At March 31, 2025, no impairment has been recognized.

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

For Central Plains Bancshares to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Home Federal Savings must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At March 31, 2025, Home Federal Savings maintained approximately 65.53% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person may acquire control of a savings and loan holding company such as Central Plains Bancshares unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law and regulation, means the power, directly or indirectly, to direct management or policies of an insured depository institution, or the ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Central Plains Bancshares, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

During the year ended March 31, 2025, we had $1.2 million net unrealized gains on available-for-sale investment securities caused by market interest rates leveling out during the period. In addition, as a result of rising interest rates, we have experienced a shift in deposits from lower-cost savings, NOW and money market accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly during the year ended March 31, 2025, as we have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates. In addition, not all of our adjustable-rate loans reprice immediately, such that changes in market interest rates take a period of time to affect our portfolio yields.

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

At March 31, 2025, commercial real estate loans totaled $120.2 million, or 29.88% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, their repayment can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. We intend to increase our commercial real estate loan portfolio and, as it increases, the corresponding risks and potential for losses from these loans may also increase.

Our agricultural loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2025, agricultural loans totaled $42.8 million, or 10.65% of our loan portfolio. A portion of our loan portfolio is comprised of loans to borrowers in the agricultural sector, which exposes us to unique risks associated with this industry. Agricultural lending is highly dependent on the prices of commodities, weather conditions, government support programs, and global market trends, all of which can be volatile and unpredictable. Adverse developments such as droughts, flooding, fluctuating input costs, trade restrictions, or reductions in government subsidies could impair our borrowers’ ability to repay their loans, resulting in increased delinquencies or loan losses. Additionally, concentrations in agricultural lending may heighten our exposure to localized economic downturns or natural disasters. Any deterioration in the agricultural economy could materially and adversely affect the performance of our loan portfolio and our overall financial condition and results of operations.

Our commercial and industrial loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2025, commercial and industrial loans totaled $32.0 million, or 7.96% of our loan portfolio. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Further, any collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Our real estate construction loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2025, construction real estate loans totaled $15.1 million, or 3.75% of our loan portfolio. Construction lending involves additional risks when compared with permanent finance lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. As our construction real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

Our historical emphasis on real estate residential loans exposes us to lending risks.

At March 31, 2025, $161.1 million, or 40.06% of our loan portfolio, was secured by one- to four-family residential real estate and multi-family real estate loans. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.

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

We may become subject to enforcement actions even though non-compliance was inadvertent or unintentional

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines and penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

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

At March 31, 2025, Home Federal Savings exceeded all applicable regulatory capital requirements and was considered “well capitalized.”

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

Risks Related to Economic Conditions

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers—particularly local businesses engaged in agriculture, manufacturing, and retail—may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

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

At March 31, 2025, we had no outstanding borrowings from the Federal Home Loan Bank of Topeka. At March 31, 2025, we had the capacity to borrow $40.5 million from the Federal Home Loan Bank of Topeka, as well as $5.0 million from a private bankers’ bank. We could significantly increase our borrowing capacity from the Federal Home Loan Bank of Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board’s Bank Term Funding Program if needed. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one of more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices no sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

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

The Information Technology Department conducts on-going meetings and reviews with the IT Managed Service Provider to ensure the latest threats and vulnerabilities are addressed. This includes patch management. Quarterly external penetration and vulnerability testing is conducted by a third-party IT audit firm. Business continuity/ disaster recovery testing and incident response plan testing is conducted annually by the Board appointed Disaster Recovery Committee. In addition, the company participates in annual disaster recover exercises with its core IT system provider. The Board appointed Technology Committee provides oversight of policies and receives updates including cybersecurity, systems, IT assets and control policies. The COO is a member of the Technology Committee and the Disaster Recovery Committee and information from committee meetings and testing is reported to the Board.

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

Item 2. Properties.

We operate from our main office in Grand Island, Nebraska, eight branch offices located in Grand Island, Hastings, Holdrege, Lexington, Lincoln and Superior, Nebraska, and a drive-up facility in Grand Island, Nebraska. At March 31, 2025, the net book value of our properties (including furniture, fixtures and equipment) was $12.9 million. We own seven of our properties and lease the remaining property. Our properties range in size from 1,150 square feet to 12,197 square feet. We believe that our current facilities are adequate to meet our present and foreseeable needs. As of March 31, 2025 our new branch office in Lincoln, Nebraska was 98% completed, and occupancy permits were issued in Mid March 2025. Our new Hastings, Nebraska location opened in May 2025. While Lincoln was new land and structure, in Hastings, the old building was torn down and a new building was being constructed on existing land.

Item 3. Legal Proceedings.

At March 31, 2025, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market, Holder and Dividend Information.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CPBI.” The approximate number of holders of record of Central Plains Bancshares, Inc.’s common stock as of June 16, 2025 was 253. Certain shares of Central Plains Bancshares, Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Sales of Unregistered Securities.

Not applicable.

Issuer Purchases of Equity Securities.

Effective October 22, 2024, the Company's Board of Directors authorized a new share repurchase program that authorizes the Company to repurchase up to an aggregate of 200,000 shares, or 5%, of its then outstanding common stock. The repurchase program does not have a scheduled expiration date and the Board of Directors may suspend or discontinue the program at any time. As of March 31, 2025, 28,139 shares have been repurchased pursuant to the program at a cost of $415,000, which includes $2,000 in commission expenses.

The following table sets forth information about the Company's purchases of its common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2025	6,335	$14.70	6,335	184,279
February 1 - February 28, 2025	4,131	14.70	4,131	180,148
March 1 - March 31. 2025	8,287	14.82	8,287	171,861
Total	18,753	$14.74	18,753

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition as of March 31, 2025, and our results of operations for years ended March 31, 2025 and 2024. The information in this section has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Central Plains Bancshares provided in this document.

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

Investment Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. We did not have any securities classified as trading at March 31, 2025 or 2024.

Purchased premiums and discounts are amortized and accreted to the earlier of call or maturity of the related security using the interest method. Realized gains and losses on the sale of securities are recognized on the specific identification method in the statements of income.

Management monitors securities for impairment. If we intend to sell the security or will more likely than not be required to sell the security before recovery of the entire amortized cost basis, then an impairment has occurred. However, even if we do not intend to sell the security and will not likely be required to sell the security before recovery of its entire amortized cost basis, we must evaluate expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recorded as a loss in the statement of income and the non-credit component is recognized through other comprehensive income (loss).

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

The discount rate is determined by matching the anticipated defined pension plan cash flows to the spot rates of a high-quality corporate bond index/yield curve and solving for the single equivalent discount rate which would produce the same present value. This methodology is applied consistently from year to year. The discount rate utilized in 2025 was 5.55%.

The weighted average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government-agency debt securities, and real estate investments. The weighted average expected long-term rate of return on plan assets utilized for 2024 was 5.40%. We anticipate using a weighted average expected long-term rate of return on plan assets of 5.25% in 2025.

The assumed rate of annual compensation increases of 4.00% in 2025 reflected expected trends in salaries and the employee base.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 14 of the Notes to the Consolidated Financial Statements.

Comparison of Financial Condition at March 31, 2025 and March 31, 2024

The following tables set forth selected historical financial and other data at the dates and for the fiscal years presented. The information at and for the fiscal years ended March 31, 2025 and 2024 is derived in part from, and should be read together with, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	At March 31,
	2025	2024
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Total assets	$508,702	$463,278
Cash and cash equivalents	28,682	11,454
Investment securities held-to-maturity	222	307
Investment securities available-for-sale	59,369	60,356
Loans, net of allowance for loan losses	396,756	374,389
Total liabilities	425,370	385,001
Deposits	416,201	375,145
Borrowings	—	—
Total equity	$83,332	$78,277

Total Assets. Total assets increased $45.4 million, or 9.8%, to $508.7 million at March 31, 2025 from $463.3 million at March 31, 2024. The increase was primarily due to a $22.4 million, or 6.0%, increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $17.2 million, or 150.4%, to $28.7 million at March 31, 2025 from $11.5 million at March 31, 2024. This increase was primarily due to proceeds from principal payment on securities and an increase in deposits. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Investment Securities Available for Sale. Securities available-for-sale decreased $1.0 million, or 1.6%, to $59.4 million at March 31, 2025 from $60.4 million at March 31, 2024. We purchased $6.2 million in securities, received principal payments of $8.3 million, had net premium amortization and discount accretion of $71,000 and had a decrease in the unrealized loss on the securities portfolio of $1.2 million during the year ended March 31, 2025.

Gross Loans. Gross loans held for investment increased $22.0 million, or 5.8%, to $402.2 million at March 31, 2025 from $380.2 million at March 31, 2024. We experienced increases in two loan categories, residential real estate and agriculture loans. The largest increase was in agriculture loans, which increased $23.1 million, or 117.50%, to $42.8 million from $19.7 at March 31, 2024.

Total Deposits. Total deposits increased $41.1 million, or 10.9%, to $416.2 million at March 31, 2025 from $375.1 million at March 31, 2024. The increase in deposits reflected increases in NOW, money market, savings accounts and time deposits, which increased by $43.4 million from $308.3 million at March 31, 2024 to $351.7 million at March 31, 2025.

Non-interest bearing deposits decreased $2.4 million, or 3.6%, to $64.5 million at March 31, 2025 from $66.9 million at March 31, 2024. We believe that long-term customers have continued to seek higher-yield deposits in the current market interest rate environment. We also had brokered deposits of $7.3 million at March 31, 2025 that are included in the $94.1 million total under other time deposits.

Borrowings. We had no borrowings at March 31, 2025 or March 31, 2024. We have had limited borrowings in recent periods, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations, although we will utilize FHLB advances as needed to support increased loan funding.

Total Equity. Total equity increased $5.0 million, or 6.5% to $83.3 million at March 31, 2025 from $78.3 million at March 31, 2024. This increase in total equity is the result of net income of $3.7 million for the period ended March 31, 2025 and other comprehensive income of $1.4 million.

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

	Year Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$391,330	$22,246	5.68%	$361,978	$18,958	5.24%
Mortgage-backed securities	51,975	1,976	3.80%	51,332	1,551	3.02%
Investment securities (1)	7,194	168	2.34%	7,080	174	2.46%
Interest-bearing deposits and other	12,451	313	2.51%	10,010	280	2.80%
Total interest-earning assets	462,950	24,703	5.34%	430,400	20,963	4.87%
Non-interest-earning assets	19,032			13,267
Total assets	$481,982			$443,667

Interest-bearing liabilities:
Savings accounts	$42,924	195	0.45%	$41,485	154	0.37%
Money market accounts	27,530	631	2.29%	21,788	450	2.07%
NOW accounts	128,546	2,147	1.67%	118,944	1,877	1.58%
Certificates of deposit	101,820	4,547	4.47%	86,845	3,413	3.93%
Individual retirement accounts	16,693	595	3.56%	16,529	491	2.97%
Total interest-bearing deposits	317,513	8,115	2.56%	285,591	6,385	2.24%
Borrowings	1,752	99	5.65%	1,951	105	5.38%
Total interest-bearing liabilities	319,265	8,214	2.57%	287,542	6,490	2.26%
Other non-interest-bearing liabilities	98,895			110,924
Total liabilities	418,160			398,466
Total equity	63,822			45,201
Total liabilities and total equity	$481,982			$443,667
Net interest income		$16,489			$14,473
Net interest rate spread (2)			2.76%			2.61%
Net interest-earning assets (3)	$143,685			$142,858
Net interest margin (4)			3.56%			3.36%
Average interest-earning assets to interest-bearing liabilities	145.00%			149.68%

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

	Years Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:	(Dollars in thousands)
Loans	$1,654	$1,634	$3,288
Mortgage-backed securities	(174)	599	425
Investment securities (1)	—	(6)	(6)
Interest-bearing deposits and other	43	(10)	33
Total interest-earning assets	1,523	2,217	3,740

Interest-bearing liabilities:
Savings accounts	1	40	41
Money market accounts	131	50	181
Now accounts	122	148	270
Certificates of deposits	(2,708)	3,842	1,134
Individual retirement accounts	100	4	104
Borrowings	(6)	—	(6)
Total interest-bearing liabilities	(2,360)	4,084	1,724
Change in net interest income	$3,883	$(1,867)	$2,016

(1)
Represents investments in municipal bonds.

Comparison of Operating Results for the Years Ended March 31, 2025 and 2024

The following tables set forth selected historical financial and other data at the dates and for the fiscal years presented. The information at and for the fiscal years ended March 31, 2025 and 2024 is derived in part from, and should be read together with, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	For the year ended March 31,
	2025	2024
	(Dollars in thousands)
Selected Consolidated Operating Data:
Interest income	$24,703	$20,963
Interest expense	8,214	6,490
Net interest income before provision for loan losses	16,489	14,473
Provision for loan losses	200	88
Net interest income after provision for loan losses	16,289	14,385
Non-interest income	2,610	2,853
Non-interest expense	14,376	12,602
Income before income tax expense	4,523	4,636
Income tax expense	869	877
Net income	$3,654	$3,759

General. Net income decreased $105,000, or 2.8%, to $3.7 million for the year ended March 31, 2025, compared to $3.8 million for the year ended March 31, 2024.

Interest and Dividend Income. Interest and dividend income increased $3.7 million, or 17.8%, to $24.7 million for the year ended March 31, 2025 from $21.0 million for the year ended March 31, 2024. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates.

Interest income on loans increased $3.2 million, or 17.3%, to $22.2 million for the year ended March 31, 2025 from $19.0 million for the year ended March 31, 2024. The average balance of loans and loan balances increased $29.3 million, or 8.1%, to $391.3 million for the year ended March 31, 2025 from $362.0 million for the year ended March 31, 2024. The increase is due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 44 basis points to 5.68% for the year ended March 31, 2025 from 5.24% for the year ended March 31, 2024. The increase in yield was due to increases in market interest rates.

Interest income on securities increased $419,000, or 24.3%, to $2.1 million for the year ended March 31, 2025 from $1.7 million for the year ended March 31, 2024, due to a 67 basis point increase in the average yield from 2.95% for the year ended March

31, 2024 to 3.62% for the year ended March 31, 2025, and by a $757,000 increase in the average balance of securities to $59.2 million for the year ended March 31, 2025 from $58.4 million for the year ended March 31, 2024.

Interest Expense. Interest expense increased $1.7 million, or 26.6%, to $8.2 million for the year ended March 31, 2025 compared to $6.5 million for the year ended March 31, 2024, due primarily to increases in the average balance and higher costs of interest-bearing liabilities.

Interest expense on deposits increased $1.7 million, or 27.1%, to $8.1 million for the year ended March 31, 2025 compared to $6.4 million for the year ended March 31, 2024. The increase was due to a 32 basis point increase in the average cost of deposits to 2.56% for the year ended March 31, 2025 from 2.24% for the year ended March 31, 2024. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit, NOW accounts, savings accounts and money market accounts. The average balances of certificates of deposit increased $15.0 million, or 17.2% to $101.8 million for the year ended March 31, 2025 from $86.8 million for the year ended March 31, 2024. The average balances of NOW accounts increased $9.6 million, or 8.1% to $128.5 million for the year ended March 31, 2025 from $118.9 million for the year ended March 31, 2024. The average balances of savings accounts increased $1.4 million, or 3.5% to $42.9 million for the year ended March 31, 2025 from $41.5 million for the year ended March 31, 2024. The average balances of money market accounts increased $5.7 million, or 26.4% to $27.5 million for the year ended March 31, 2025 from $21.8 million for the year ended March 31, 2024.

Interest expense on FHLB borrowings decreased $6,000, or 5.7%, to $99,000 for the year ended March 31, 2025 compared to $105,000 for the year ended March 31, 2024. The decrease was due to a decrease in the average balance of borrowings of $199,000, or 10.2%, to $1.8 million for the year ended March 31, 2025 compared to $2.0 million for the year ended March 31, 2024.

Net Interest Income. Net interest income increased $1.9 million, or 13.2%, to $16.3 million for the year ended March 31, 2025 compared to $14.4 million for the year ended March 31, 2024.

Our interest rate spread increased 15 basis points to 2.76% for the year ended March 31, 2025, compared to 2.61% for the year ended March 31, 2024, and our net interest margin increased 20 basis points to 3.56% for the year ended March 31, 2025 compared to 3.36% for the year ended March 31, 2024.

Provision for Credit Losses. We recorded a provision for credit losses of $200,000 for the year ended March 31, 2025 compared to a provision for credit losses of $88,000 for the year ended March 31, 2024. Our allowance for credit losses was $5.4 million at March 31, 2025 compared to an allowance for credit losses of $5.9 million at March 31, 2024. The ratio of our allowance for credit losses to total loans was 1.35% at March 31, 2025 compared to 1.54% at March 31, 2024.

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

Non-Interest Income. Non-interest income decreased $243,000, or 8.5%, to $2.6 million for the year ended March 31, 2025 compared to $2.9 million for the year ended March 31, 2024. Service charges on deposit accounts increased $143,000, or 18.6%, to $912,000 for the year ended March 31, 2025 compared to $769,000 for the year ended March 31, 2024, primarily due to increases in overdraft income and debit card usage. Other income decreased $385,000, or 83.2%, to $78,000 for the year ended March 31, 2025 compared to $463,000 for the year ended March 31, 2024, due primarily to the recovery of loans previously written off on the books of an acquired institution for year ending March 31, 2024. Gain on sale of loans increased $20,000, or 10.3%, to $215,000 for the year ended March 31, 2025 from $195,000 for the year ended March 31, 2024.

Non-Interest Expense. Non-interest expense increased $1.8 million, or 14.1%, to $14.4 million for the year ended March 31, 2025 from $12.6 million for the year ended March 31, 2024. Salaries and employee benefits increased $940,000, or 13.5%, to $7.9 million for the year ended March 31, 2025 from $7.0 million for the year ended March 31, 2024, due to our hiring additional lenders. Additionally, the Company implemented the 2024 Equity Incentive Plan on November 26, 2024, and began recognizing expense associated with this plan in December 2024. Other general and administrative expenses increased $622,000, or 31.3%, to $2.6 million for the year ended March 31, 2025 from $2.0 million for the year ended March 31, 2024, due to a combination of increases in insurance, auditing and consulting fees. These additional fees relate to public company filing requirements and further regulatory compliance consulting.

Income Tax Expense. Income tax expense decreased $8,000, or 0.9%, to $869,000 for the year ended March 31, 2025 from $877,000 for the year ended March 31, 2024. The effective tax rate for the years ended March 31, 2025 and 2024 were 19.2% and 18.9%, respectively. The most significant difference between our effective tax rate and statutory rates results from investment partnership tax credits.

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

The following table sets forth, at March 31, 2025, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$19,630	1.31%
300	19,585	1.07
200	19,526	0.77
100	19,460	0.43
Base	19,377	—
(100)	19,303	(0.38)
(200)	19,224	(0.79)
(300)	19,148	(1.18)
(400)	19,066	(1.60)

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at March 31, 2025, we would have experienced a 0.77% increase in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.79% decrease in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at March 31, 2025, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$109,948	$2,521	2.35%	25.09%	303
300	111,045	3,618	3.37	24.71	265
200	111,027	3,600	3.35	24.07	201
100	109,613	2,186	2.03	23.15	109
Base	107,427	—	—	22.06	—
(100)	102,222	(5,205)	(4.85)	20.47	(159)
(200)	92,522	(14,905)	(13.87)	18.14	(392)
(300)	79,665	(27,762)	(25.84)	15.32	(674)
(400)	68,706	(38,721)	(36.04)	12.97	(909)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at March 31, 2025, we would have experienced a 3.35% increase in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 13.87% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $40.5 million at March 31, 2025. The FHLB has sole discretion to deny additional advances. Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at March 31, 2025. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed.

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

For the year ended March 31, 2025, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $17.2 million. Net cash provided by operating activities amounted to $4.5 million, primarily due to net income of $3.7 million. Net cash used in investing activities amounted to $27.9 million, primarily due to a net increase in loans of $22.6 million and the purchase of available-for-sale investment securities of $6.2 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $8.3 million. Net cash provided by financing activities amounted to $40.7 million, consisting primarily of the activity in deposit accounts.

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

At March 31, 2025, Home Federal Savings was categorized as well-capitalized for bank regulatory purposes. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 8 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At March 31, 2025, we had $45.0 million of unfunded loan commitments, $12.8 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit (excluding retirement account deposits) that are scheduled to mature in less than one year from March 31, 2025 totaled $86.7 million at March 31, 2025. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Topeka advances or our private bankers’ bank line of credit or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Current Accounting Developments

In March 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated balance sheets or consolidated statements of income.

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures", intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements; (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.

The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard effective January 1, 2024, and it did not have a material impact on the consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU for the reporting period beginning April 1, 2025, and does not expect the amendments to have a material impact on the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements, including supplemental data, of Central Plains Bancshares, Inc. and its consolidated subsidiaries begins on page 52 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls & Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the year ended March 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “—Delinquent Section 16(a) Reports,” “—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Recommendations by Stockholders,” and “Meetings and Committees of the Board of Directors—Audit Committee” is incorporated herein by reference.

Item 11. Executive Compensation.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors—Executive Compensation and Directors' Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of March 31, 2025 regarding the Company’s equity compensation plans that have been approved by shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2024 Equity Incentive Plan	308,924	$14.63	140,324
Total	308,924	$14.63	140,324

(1)
Consists of outstanding stock options to purchase 308,924 shares of common stock granted under the Company's stock-based compensation plan.
(2)
Represents the weighted average exercise price of stock options granted in 2024 and 2025.
(3)
Represents the number of available shares that may be granted under the 2024 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors—Transactions with Certain Related Persons” and “—Board Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

4.2	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 to the Annual Report of Form 10-K of the company (filed no. 001-41844), filed with the SEC on June 21, 2024).
10.1	Employment Agreement with Steven D. Kunzman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (file no. 001-41844), filed with the SEC on October 26, 2023).
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

10.4	CPBI, Inc. 2024 Equity Incentive Plan
10.5

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of the Company (file no. 333-283501), filed with the SEC on November 27, 2024)

10.6

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of the Company (file no. 333-283501), filed with the SEC on November 27, 2024)

10.7

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of the Company (file no. 333-283501), filed with the SEC on November 27, 2024)

10.8*	Employment Agreement with Dannel R. Garness.
19*	Policies and Procedures and Addendum Regarding Insider Trading and the Confidentiality of Information (Appendices omitted)
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF CENTRAL PLAINS BANCSHARES, INC.

2025 and 2024 Consolidated Annual Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Central Plains Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Central Plains Bancshares, Inc. and its Subsidiary (the “Company”) as of March 31, 2025 and 2024, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

June 26, 2025

PART I—FINANCIAL INFORMATION

Item 17. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Year ended March 31,
	2025	2024
	(Dollars in thousands)
Assets:
Cash and due from banks	$7,611	$6,291
Interest-bearing deposits in other banks	21,071	5,163
Total cash and cash equivalents	28,682	11,454
Investment securities - available for sale	59,369	60,356
Investment securities - held to maturity	222	307
Loans - net of unearned income	402,197	380,249
Allowance for credit losses on loans	(5,441)	(5,860)
Loans, net	396,756	374,389
Accrued interest receivable	3,101	2,249
Federal Home Loan Bank (FHLB) stock - at cost	612	584
Premises and equipment, net	12,938	5,867
Deferred income taxes	2,703	3,344
Mortgage servicing rights	380	403
Other assets	3,939	4,325
Total assets	$508,702	$463,278
Liabilities:
Deposits:
Non-interest bearing deposits	$64,497	$66,891
Interest-bearing
Demand and NOW checking	152,782	127,077
Money market	30,718	24,287
Savings	45,476	43,461
Time deposits over $250,000	28,590	34,381
Other time deposits	94,138	79,048
Total deposits	416,201	375,145
Pension liability	1,459	2,255
Advances from borrowers for taxes and insurance	1,834	1,806
Accrued interest payable	1,716	1,893
Accounts payable, accrued expenses and other liabilities	4,160	3,902
Total liabilities	425,370	385,001
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,211,689 and 4,130,815 shares issued and outstanding at March 31, 2025 and March 31, 2024, respectively)	41	41
Additional paid-in capital	39,265	39,318
Retained earnings	50,652	47,130
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(3,007)	(3,139)
Accumulated other comprehensive loss	(3,619)	(5,073)
Total stockholders' equity	83,332	78,277
Total liabilities and stockholders' equity	$508,702	$463,278

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended March 31,
	2025	2024
	(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$22,246	$18,958
Investment securities	2,144	1,725
FHLB stock	31	29
Federal funds sold	282	251
Total interest and dividend income	24,703	20,963
Interest expense:
Deposits	8,115	6,385
Borrowings under FHLB advances	99	105
Total interest expense	8,214	6,490
Net interest income before provision for credit losses	16,489	14,473
Provision for credit losses	200	88
Net interest income after provision for credit losses	16,289	14,385
Non-interest income:
Servicing fees on loans	132	129
Service charges on deposit accounts	912	769
Interchange income	1,271	1,293
Gain on sale of loans	215	195
Gain (loss) from real estate owned and other repossessed assets, net	2	4
Other	78	463
Total non-interest income	2,610	2,853
Non-interest expense:
Salaries and employee benefits	7,889	6,949
Occupancy and equipment	1,054	1,041
Data processing	1,986	1,826
Federal deposit insurance premiums	192	241
Debit card processing	261	252
Advertising	387	308
Other general and administrative expenses	2,607	1,985
Total non-interest expense	14,376	12,602
Income before income tax expense	4,523	4,636
Income tax expense	869	877
Net income	$3,654	$3,759
Earnings per share - basic	$0.96	$2.19
Earnings per share - diluted	$0.96	$2.19
Weighted average shares outstanding - basic	3,815,228	1,717,941
Weighted average shares outstanding - diluted	3,816,418	1,717,941

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31,
	2025	2024
	(Dollars in thousands)
Net income	$3,654	$3,759
Other comprehensive income (loss):
Unrealized holding gain arising during the period on available-for-sale securities	1,218	144
Minimum pension liability adjustment	622	(101)
Other comprehensive income, before tax	1,840	43
Income tax expense for other comprehensive income	(386)	(9)
Other comprehensive income, net of tax	1,454	34
Comprehensive income	$5,108	$3,793

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
Balance at March 31, 2023	—	$—	$—	$43,773	$(5,107)	$—	$38,666
Adoption of ASU 326 credit losses, net of tax	—	—	—	(402)	—	—	(402)
Net income	—	—	—	3,759	—	—	3,759
Proceeds of stock offering and issuance of common shares (net of issuance costs of $1.9 million)	4,130,815	41	39,323	—	—	—	39,364
Purchase of common shares by the ESOP (330,465 shares)	—	—	—	—	—	(3,305)	(3,305)
ESOP shares committed to be released	—	—	(5)	—	—	166	161
Other comprehensive loss - net of tax	—	—	—	—	34	—	34
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	3,654	—	—	3,654
ESOP shares committed to be released	—	—	35	—	—	132	167
Stock purchased and retired	(28,139)	—	(281)	(132)	—	—	(413)
Stock based compensation	—	—	193	—	—	—	193
Issuance of common shares for the Restricted stock plan	129,066	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	1,454	—	1,454
Balance at March 31, 2025	4,231,742	$41	$39,265	$50,652	$(3,619)	$(3,007)	$83,332

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,654	$3,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	455	518
Gain on sale of loans	(215)	(195)
Amortization of premium and accretion of discount on securities, net	71	160
Deferred income tax expense	255	46
Provision for credit losses	200	88
Origination of loans held for sale	(14,883)	(11,756)
Proceeds from sales of loans held for sale	15,098	11,951
Contributions to pension plan	600	600
ESOP expense	167	161
Stock based compensation	193	—
Change in assets and liabilities:
Accrued interest receivable	(852)	(522)
Mortgage servicing rights	23	31
Other assets	386	183
Accrued interest payable	(177)	1,225
Accounts payable, accrued expenses and other liabilities	(516)	(541)
Net cash provided by operating activities	4,459	5,708
Cash flows from investing activities:
Net change in loans	(22,567)	(26,439)
Purchase of investment securities available for sale	(6,203)	(11,564)
Principal paydowns from investment securities available for sale	8,337	9,034
Principal paydowns from investment securities held to maturity	85	115
Purchase of FHLB stock	(28)	(21)
Purchase of premises and equipment	(7,526)	(2,281)
Net cash used in investing activities	(27,902)	(31,156)
Cash flows from financing activities:
Net change in deposits	41,056	(15,807)
Net change in advances from borrowers for taxes and insurance	28	87
Proceeds from issuance of common stock, net of costs	—	39,364
Repurchase of common stock	(413)	—
Loan to ESOP	—	(3,305)
Net cash provided by financing activities	40,671	20,339
Net decrease in cash and cash equivalents	17,228	(5,109)
Cash and cash equivalents—beginning of period	11,454	16,563
Cash and cash equivalents—end of period	$28,682	$11,454
Supplemental disclosures of cash flow information:
Cash paid for taxes	$300	$750
Cash paid for interest	$8,391	$5,265

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

Accounting Developments—In March 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated balance sheets or consolidated statements of income.

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures", intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements; (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6)

Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.

The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard effective January 1, 2024, and it did not have a material impact on the consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU for the reporting period beginning April 1, 2025, and does not expect the amendments to have a material impact on the consolidated financial statements.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, federal funds sold, demand deposits at other financial institutions, and short-term investments with maturities of three months or less when purchased.

Investment Securities—Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. The Company did not have any securities classified as trading at March 31, 2025 or 2024.

Purchased premiums and discounts are amortized and accreted to the earlier of call or maturity of the related security using the effective interest method. Realized gains and losses on the sale of securities are recognized on the specific identification method in the statements of income.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis. If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the statement of operations. Losses are charged against the allowance when management believes the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale securities, totaling $223,000 and $213,000 as of March 31, 2025 and 2024, respectively, is excluded from the estimate of credit losses. If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

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

In addition to the pooled analysis performed for the majority of our loan and commitment balances, we also review loans that do not share similar risk characteristics with other loans, such as those that are collateral dependent or nonperforming, and evaluate them individually under our CECL methodology.

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

Accrued interest receivable on loans and investments was $3.1 million at March 31, 2025 and $2.2 million at March 31, 2024.

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

Allowance for Credit Losses on Securities Available-for-Sale—For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis. An ACL is established if there is a credit loss and the aforementioned criteria do not exist. If they do exist the security is required to be written down. If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

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

Revenue Recognition—Most of the Association’s revenue is not subject to ASC 606. Revenue subject to ASC 606 includes customer services fees charged for deposit account maintenance, overdrafts, wire transfers, and check fees. Also included is revenue generated through service charges from the use of of ATM machines and interchange income from the use of Association issued debit cards.

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

Operating Segments—The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by Mr. Steven Kunzman, CEO and Chairman of the Board, who is considered to be the Company's Chief Operating Decision Maker ("CODM"). Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of operations. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of operations to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, data processing, professional services and advertising.

All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by business-line, the Company’s CODM evaluates financial performance on a Company-wide basis. The Company's assigned business lines have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Stock Based Compensation—The Company maintains an equity incentive plan under which restricted stock and stock options may be granted to employees and directors, see Note 17.

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

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The Company’s accounting policy is to recognize forfeitures as they occur.Forfeited shares are added back to the pool of shares available for future grants.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at March 31, 2025 and March 31, 2024:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,085	$107	$(1,726)	$21,466
GNMA bonds	5,035	34	(2)	5,067
FNMA bonds	27,237	224	(1,871)	25,590
Municipal bonds	8,622	—	(1,376)	7,246
Total securities available-for-sale	$63,979	$365	$(4,975)	$59,369

Securities held-to-maturity
FHLMC bonds	$64	$2	$—	$66
GNMA bonds	46	—	—	46
FNMA bonds	112	2	—	114
Total securities held-to-maturity	$222	$4	$—	$226

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,859	$43	$(2,193)	$22,709
GNMA bonds	4,456	2	(52)	4,406
FNMA bonds	28,241	142	(2,322)	26,061
Municipal bonds	8,628	—	(1,448)	7,180
Total securities available-for-sale	$66,184	$187	$(6,015)	$60,356

Securities held-to-maturity
FHLMC bonds	$85	$—	$—	$85
GNMA bonds	57	—	(1)	56
FNMA bonds	165	—	(1)	164
Total securities held-to-maturity	$307	$—	$(2)	$305

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and March 31, 2024, are as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$2,919	$(39)	$12,978	$(1,687)	$15,897	$(1,726)
GNMA bonds	105	(1)	1,154	(1)	1,259	(2)
FNMA bonds	3,004	(24)	12,315	(1,847)	15,319	(1,871)
Municipal bonds	—	—	7,246	(1,376)	7,246	(1,376)
Total securities available-for-sale	$6,028	$(64)	$33,693	$(4,911)	$39,721	$(4,975)

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$3,194	$(58)	$16,053	$(2,135)	$19,247	$(2,193)
GNMA bonds	2,264	(24)	1,852	(28)	4,116	(52)
FNMA bonds	3,329	(29)	15,762	(2,293)	19,091	(2,322)
Municipal bonds	1,608	(112)	5,572	(1,336)	7,180	(1,448)
Total securities available-for-sale	$10,395	$(223)	$39,239	$(5,792)	$49,634	$(6,015)

The unrealized losses at March 31, 2025 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At March 31, 2025, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities.

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

At March 31, 2025 and March 31, 2024, investment securities with amortized cost of $44.2 million, and $43.6 million, respectively, and estimated fair value of $41.0 million and $39.9 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of March 31, 2025 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	3,012	2,846
Due after five years through ten years	1,951	1,595
Due after ten years	3,659	2,805
Mortgage-backed securities and collateralized mortgage obligations	55,357	52,123
Total	$63,979	$59,369

The Association had no sales of available for sale investment securities for the years ended March 31, 2025 or 2024.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of March 31, 2025 and 2024 is as follows:

	March 31, 2025	March 31, 2024
	(Dollars in thousands)
Real Estate - Construction	$15,069	$16,011
Real Estate - Commercial	120,184	123,313
Real Estate - Residential	161,144	149,854
Commercial Non-Real Estate	32,007	35,047
Agriculture	42,835	19,694
Other Consumer	14,649	19,985
Land Development and SIDs	16,327	16,341
Total Loans	402,215	380,245
Allowance for credit losses	(5,441)	(5,860)
Net deferred origination costs & fees	(18)	4
Loans—net	$396,756	$374,389

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of March 31, 2025 and March 31, 2024 were $1.8 million and $72,000, respectively. Additionally, the Association had loans totaling $940,000 and $578,000 as of March 31, 2025 and March 31, 2024, respectively, to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the years ended March 31, 2025 and 2024:

	Year Ended March 31, 2025
	Beginning Allowance Balance	Provision for (Recovery of) Credit Losses	Loans Charged off	Recoveries	Ending Allowance Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$—	$—	$—	$246
Real Estate - Commercial	2,245	(673)	—	—	1,572
Real Estate - Residential	1,829	97	—	—	1,926
Commercial Non-Real Estate	759	(79)	(13)	—	667
Agricultural	228	248	—	—	476
Other Consumer	327	(64)	(4)	3	262
Land Development and SIDs	226	671	(605)	—	292
Total	$5,860	$200	$(622)	$3	$5,441

	Year Ended March 31, 2024
	Beginning	Impact	Provision for			Ending
	Allowance	of ASC326	(Recovery of)	Loans		Allowance
	Balance	Adoption	Loan Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$334	$28	$(116)	$—	$—	$246
Real Estate - Commercial	2,048	(904)	1,101	—	—	2,245
Real Estate - Residential	1,286	775	(232)	—	—	1,829
Commercial Non-Real Estate	915	450	(675)	—	69	759
Agricultural	484	(255)	(1)	—	—	228
Other Consumer	157	138	35	(6)	3	327
Land Development and SIDs	188	67	(29)	—	—	226
Total	$5,412	$299	$83	$(6)	$72	$5,860

The ACL on loans excludes $215,000 of allowance for off-balance sheet exposures as of March 31, 2025 and 2024 and is recorded within Other Liabilities on the Consolidated Statements of Financial Condition. A provision for credit losses of $5,000 was recorded during the year ended March 31, 2024. No provision for credit losses was recorded during the year ended March 31, 2025.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at March 31, 2025 and 2024:

	Year Ended March 31, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	359	—	—
Real Estate - Residential	150	—	68
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	—	13	9
Land Development and SIDs	807	—	39
Total	$1,316	$13	$116

	Year Ended March 31, 2024
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	419	—	—
Real Estate - Residential	98	—	81
Commercial Non-Real Estate	—	16	16
Agricultural	—	—	—
Other Consumer	—	4	4
Land Development and SIDs	—	—	—
Total	$517	$20	$101

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

Based on the most recent analysis performed, the risk category of loans by class and year of origination is as follows:

	Term Loans by Origination Year (Fiscal Year)						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(Dollars in thousands)
At March 31, 2025
Real Estate - Construction
Pass	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	17,451	14,153	26,916	25,840	3,089	30,409	140	$117,998
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	391	—	—	306	1,489	—	2,186
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,451	$14,544	$26,916	$25,840	$3,395	$31,898	$140	$120,184
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	18,914	19,970	22,674	46,132	31,265	12,861	9,078	$160,894
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	135	—	—	115	—	250
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$18,914	$19,970	$22,809	$46,132	$31,265	$12,976	$9,078	$161,144
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	6,549	5,670	3,613	2,790	1,775	6,563	4,551	$31,511
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	122	—	—	374	—	496
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$6,549	$5,670	$3,735	$2,790	$1,775	$6,937	$4,551	$32,007
Current year-to-date gross write-offs	13	—	—	—	—	—	—	13
Agricultural
Pass	16,635	1,763	2,927	2,069	857	2,635	15,078	$41,964
Special Mention	—	—	—	—	—	—	—	—
Substandard	405	—	165	—	—	—	301	871
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,040	$1,763	$3,092	$2,069	$857	$2,635	$15,379	$42,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,779	5,021	5,252	359	224	996	—	$14,631
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	8	—	13
Doubtful	5	—	—	—	—	—	—	5
Total Other Consumer	$2,784	$5,021	$5,252	$359	$229	$1,004	$—	$14,649
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	841	1,124	6,313	5,956	552	734	—	$15,520
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	807	—	—	—	—	807
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$841	$1,124	$7,120	$5,956	$552	$734	$—	$16,327
Current year-to-date gross write-offs	605	—	—	—	—	—	—	605
Total loans	$73,388	$51,000	$69,291	$83,146	$38,073	$56,184	$31,133	$402,215

	Term Loans by Origination Year (Fiscal Year)						Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
	(Dollars in thousands)
At March 31, 2024
Real Estate - Construction
Pass	$10,822	$3,231	$—	$—	$—	$—	$1,958	$16,011
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$10,822	$3,231	$—	$—	$—	$—	$1,958	$16,011
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	16,878	30,294	27,294	5,646	15,873	24,740	244	$120,969
Special Mention	—	—	—	—	—	—	—	—
Substandard	399	—	—	342	—	1,603	—	2,344
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,277	$30,294	$27,294	$5,988	$15,873	$26,343	$244	$123,313
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	16,391	25,357	49,959	33,193	4,688	12,740	7,326	$149,654
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	119	—	119
Doubtful	—	81	—	—	—	—	—	81
Total Real Estate - Residential	$16,391	$25,438	$49,959	$33,193	$4,688	$12,859	$7,326	$149,854
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	8,111	5,140	4,228	2,841	1,101	7,356	5,712	$34,489
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	133	—	—	—	329	80	542
Doubtful	—	—	—	—	—	16	—	16
Total Commercial - Non-Real Estate	$8,111	$5,273	$4,228	$2,841	$1,101	$7,701	$5,792	$35,047
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	3,391	3,283	2,537	1,037	587	2,729	6,130	$19,694
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$3,391	$3,283	$2,537	$1,037	$587	$2,729	$6,130	$19,694
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	8,020	8,436	966	304	2,006	210	—	$19,942
Special Mention	—	—	—	—	—	—	—	—
Substandard	10	5	14	14	—	—	—	43
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$8,030	$8,441	$980	$318	$2,006	$210	$—	$19,985
Current year-to-date gross write-offs	6	—	—	—	—	—	—	6
Land Development and SIDs
Pass	613	6,776	7,305	714	—	733	200	$16,341
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$613	$6,776	$7,305	$714	$—	$733	$200	$16,341
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$64,635	$82,736	$92,303	$44,091	$24,255	$50,575	$21,650	$380,245

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the years ended March 31, 2025 and 2024. As of April 1, 2023, the amortized cost basis of loans on nonaccrual status was $850,000.

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2025	Loss	Loss	the Period
March 31, 2025
Real Estate - Commercial	$359	$359	$—	$29
Real Estate- Residential	150	81	69	10
Other Consumer	13	5	8	—
Land Development and SIDs	807	768	39	27
Total	$1,329	$1,213	$116	$66

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2024	Loss	Loss	the Period
March 31, 2024
Real Estate - Commercial	$419	$419	$—	$30
Real Estate- Residential	98	17	81	7
Commercial Non-Real Estate	16	—	16	6
Other Consumer	4	—	4	—
Total	$537	$436	$101	$43

The following is an aging analysis of the contractually past due loans as of March 31, 2025 and 2024:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$15,069	$15,069	$—
Real Estate - Commercial	—	—	—	—	120,184	120,184	—
Real Estate - Residential	486	—	87	573	160,571	161,144	3
Commercial Non-Real Estate	—	9	—	9	31,998	32,007	—
Agricultural	79	—	—	79	42,756	42,835	—
Other Consumer	112	345	112	569	14,080	14,649	99
Land Development and SIDs	—	—	—	—	16,327	16,327	—
Total	$677	$354	$199	$1,230	$400,985	$402,215	$102

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	90 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2024	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$16,011	$16,011	$—
Real Estate - Commercial	—	—	—	—	123,313	123,313	—
Real Estate - Residential	154	51	—	205	149,649	149,854	—
Commercial Non-Real Estate	—	—	16	16	35,031	35,047	—
Agricultural	—	—	—	—	19,694	19,694	—
Other Consumer	37	375	125	537	19,448	19,985	125
Land Development and SIDs	—	—	—	—	16,341	16,341	—
Total	$191	$426	$141	$758	$379,487	$380,245	$125

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the years ended March 31, 2025 and 2024.

Note 4 - PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2025 and March 31, 2024, consist of the following:

	March 31, 2025	March 31, 2024
	(Dollars in thousands)
Land	$2,367	$2,367
Buildings and leasehold improvements	8,888	9,107
Construction Work in Progress (1)	8,028	371
Equipment	3,419	3,401
Automobiles	140	140
Computer software	1,107	1,037
Total cost	23,949	16,423
Less accumulated depreciation	11,011	10,556
Total premises and equipment	$12,938	$5,867

(1)
Constructions work in progress represents new branch construction in Lincoln and Hastings, NE. At March 31, 2025; the Lincoln full service branch was 89% billed and the Hastings full service branch was 78% billed. Certificates of occupancy were received in late March 2025 for Lincoln and Mid May 2025 for Hastings.

Depreciation expense included in occupancy and equipment on the consolidated statements of income totaled $455,000 and $518,000 for the years ended March 31, 2025 and 2024, respectively.

Note 5 - DEPOSITS

A summary of certificates of deposit included in interest bearing deposits in the consolidated statements of financial condition by maturity at March 31, 2025, is as follows:

Amount
12 Months Ending March 31,	(Dollars in thousands)
2026	$99,208
2027	13,037
2028	9,202
2029	1,135
2030 or later	146
Total certificate accounts	$122,728

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250, was $28.6 million at March 31, 2025 and $34.4 million at March 31, 2024, respectively. At March 31, 2025, the Company had $7.3 million in brokered deposits and no brokered deposits at March 31, 2024.

In the normal course of business, deposit accounts are held by directors and officers of the Association (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At March 31, 2025 and 2024, total deposits held by directors and officers of the Company and the Association were $3.4 million and $3.2 million, respectively.

Note 6 - Borrowings

The Company had no outstanding borrowings as of March 31, 2025 and March 31, 2024.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended March 31,
	2025	2024
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)
Average balance oustanding	$1,752	$1,951
Maximum amount outstanding an any month-end during the period	8,459	8,000
Average interest rate during the period	5.65%	5.38%

	At or For the Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Outstanding advances	$—	$—
Additional borrowing capacity	45,534	45,099
Total borrowing capacity	$45,534	$45,099

The Association had remaining availability for FHLB borrowings of approximately $40.5 million and $40.1 million at March 31, 2025 and March 31, 2024, respectively. The FHLB has sole discretion to deny additional advances. $38,000 of investment securities and $54.0 million of loans were pledged as collateral for FHLB advances at March 31, 2025.

Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at March 31, 2025 and March 31, 2024.

Note 7 - INCOME TAXES

The following is a summary of the components of income tax expense:

	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Current tax expense	$614	$831
Deferred tax expense	255	46
Income tax expense	$869	$877

The Association’s provision for income taxes for the years ended March 31, 2025 and 2024, differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Expected income tax expense at statutory rates (21%)	$950	$974
Tax exempt interest	(21)	(21)
Investment partnership tax benefits, net of amortization	1	12
Other	(61)	(88)
Income tax expense	$869	$877

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

The deferred tax assets and the deferred tax liabilities measured at the federal tax rate of 21% at March 31, 2025 and 2024 are as follows:

	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$1,188	$1,262
Employee benefits	456	609
Net operating loss acquired due to merger	337	372
Pre-1997 intangible asset	207	207
Fair value market adjustment for AFS securities	972	1,223
Other	127	133
Total deferred tax assets	3,287	3,806
Deferred tax liabilities:
Premises and equipment depreciation	405	258
FHLB stock dividends	49	43
Mortgage servicing rights	80	85
Prepaid expenses	50	76
Total deferred tax liabilities	584	462
Net deferred tax assets	$2,703	$3,344

The Association does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. As of March 31, 2025 and 2024, the Association had federal net operating loss (NOL) carryforwards of approximately $1.6 million, and $1.8 million, respectively. These NOLs are scheduled to expire between 2030 and 2036 and are subject to annual utilization limitations under Section 382 of the Internal Revenue Code. During 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this assessment, and growth of the Association, the deferred tax asset is expected to be utilized in future years.

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

The Association is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the bad debt expense used for financial accounting purposes. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. For years beginning after December 31, 1995, the special provisions described above have been repealed. Because the Association does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided. Retained earnings at March 31, 2025 and 2024 include approximately $4.5 million, representing such bad debt deductions for which no deferred income taxes have been provided.

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

In connection with the mutual-to-stock conversion, we established a special “liquidation account” for the benefit of certain depositors of the Association in an amount equal to the Association's equity as of the date of the latest balance sheet contained in the prospectus prior to the consummation of the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.

As of March 31, 2025 and March 31, 2024, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2025, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of March 31, 2025 and March 31, 2024, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$72,977	17.83%	$32,734	8.00%	$40,918	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$67,856	16.58%	$24,551	6.00%	$32,734	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$67,856	16.58%	$18,413	4.50%	$26,597	6.50%

Tier 1 Capital (to Average Assets)	$67,856	13.78%	$19,701	4.00%	$24,626	5.00%

As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$68,071	18.01%	$30,244	8.00%	$37,805	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$63,329	16.75%	$22,683	6.00%	$30,244	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$63,329	16.75%	$17,012	4.50%	$24,573	6.50%

Tier 1 Capital (to Average Assets)	$63,329	13.98%	$18,125	4.00%	$22,656	5.00%

Note 9 - MORTGAGE SERVICING

Activity for mortgage servicing rights ("MSRs") measured using the amortized cost method was as follows:

	As of March 31, 2025	As of March 31, 2024
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of year	$403	$434
Additions	115	115
Repayments and amortization	(138)	(146)
Balance at end of period	$380	$403

At March 31, 2025, no allowance for impairment on the Association’s MSRs was established.

At March 31, 2025 and March 31, 2024, the Association was servicing loans for others amounting to $168.4 million and $160.9 million, respectively. These loans are not reflected in the Association’s financial statements. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Association held borrowers’ escrow balances of $3.1 million and $3.3 million at March 31, 2025 and 2024, respectively, which are included in interest bearing deposits.

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

At March 31, 2025 and March 31, 2024, the Association had approved outstanding loan origination commitments of $1.1 million and $2.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at March 31, 2025 and March 31, 2024, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $45.0 million and $41.7 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
March 31, 2025
Financial assets:
Loans, net	$396,756	$—	$—	$380,967	$380,967
Financial liabilities:
Interest-bearing deposits	$351,704	$—	$308,114	$—	$308,114

March 31, 2024
Financial assets:
Loans, net	$374,389	$—	$—	$346,801	$346,801
Financial liabilities:
Interest-bearing deposits	$308,254	$—	$257,604	$—	$257,604

Assets Measured at Fair Value on a Recurring Basis

Available-for-Sale Securities

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of March 31, 2025 and March 31, 2024 was $59.4 million and $60.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of March 31, 2025 or March 31, 2024.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2025
Securities Available-for-sale
Mortgage Backed Securities	$52,123	$—	$52,123	$—
Municipal Bonds	7,246	—	7,246	—
Total	$59,369	$—	$59,369	$—
March 31, 2024
Securities Available-for-sale
Mortgage Backed Securities	$53,176	$—	$53,176	$—
Municipal Bonds	7,180	—	7,180	—
Total	$60,356	$—	$60,356	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the year ended March 31, 2025. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and March 31, 2024:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2025
Financial Assets
Individually evaluated loans	$772	$—	$—	$772
Total	$772	$—	$—	$772
March 31, 2024
Financial Assets
Individually evaluated loans	$—	$—	$—	$—
Total	$—	$—	$—	$—

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

The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

Note 12 -accumulated other comprehensive loss

The components of accumulated other comprehensive loss for the years ended March 31, 2025 and 2024 are as follows:

	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
	(Dollars in thousands)
Year Ended March 31, 2025
Balance at beginning of period	$(4,605)	$(468)	$(5,073)
Other comprehensive income	963	491	1,454
Balance at end of period, net of tax	$(3,642)	$23	$(3,619)

Year Ended March 31, 2024
Balance at beginning of period	$(4,718)	$(389)	$(5,107)
Other comprehensive income (loss)	113	(79)	34
Balance at end of period, net of tax	$(4,605)	$(468)	$(5,073)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the years ended March 31, 2025 and 2024:

	Year Ended March 31,
	2025	2024
	Amount Reclassified from AOCI
	(Dollars in thousands)
Details about AOCI Components
Unrealized gains and losses on available-for-sale securities	$1,218	$144	Debt Securities gains, net
	(255)	(31)	Income tax expense
	$963	$113	Net income

Amortization of defined benefit pension items
Actuarial gains (losses)	$622	$(101)	Salaries and employee benefits
	(131)	22	Income tax (expense) benefit
	$491	$(79)	Net income

Total reclassification for the period	$1,454	$34	Net income

Note 13 -LEASES

The Association leases office space under operating leases that expire at various dates through October 2030.

Rent expense, which is included in occupancy expenses on the consolidated statements of income, was $79,000 and $75,000 for the years ended March 31, 2025 and 2024, respectively.

The following table shows the future undiscounted lease payments required under the leases described above as of March 31, 2025:

12 Months Ending March 31,	Operating Leases
(Dollars in thousands)
2026	$54
2027	42
2028	37
2029	37
2030	38
Thereafter	56
Total undiscounted lease payments	$264
Less: Imputed interest	(20)
Net lease liability	$244

Note 14 - Pension plan

The Association has a defined benefit pension plan covering pre-merger employees. Benefits are based on the employee's compensation during the last 10 years of employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to earned in the future. The plan assets are invested in pooled separate accounts through an account at Principal Financial as of March 31, 2025. The separate accounts are quoted at net asset value (NAV), which is calculated based on the value of the underlying pool of assets. The accounts include investments in fixed income, equity, and real estate funds which have observable net asset values. For March 2025 and 2024, management determined the fair market value of the pension assets to be a Level 2 valuation as established by GAAP (see Note 11 for definitions of Level 1, Level 2, and Level 3).

The following table presents by level, within the fair value hierarchy, the pension plan's investments at fair value as of March 31, 2025 and 2024:

	Estimated Fair Value
At March 31, 2025	Total	Level 1	Level 2	Level 3
Pooled separate accounts:	(Dollars in thousands)
Fixed income	$4,642	$—	$4,642	$—
Equity	1,231	—	1,231	—
Real estate	586	—	586	—
Total plan assets	$6,459	$—	$6,459	$—

At March 31, 2024
Pooled separate accounts:
Fixed income	$4,229	$—	$4,229	$—
Equity	1,256	—	1,256	—
Real estate	589	—	589	—
Total plan assets	$6,074	$—	$6,074	$—

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

Using a measurement date of March 31, the following tables provide a reconciliation of the benefit obligations, plan assets, and funded status of the pension plan:

	2025	2024
Change in benefit obligations:	(Dollars in thousands)
Benefit obligation - April 1	$8,329	$7,822
Service cost	335	345
Interest cost	422	374
Actuarial gain	(709)	(1)
Benefits paid	(459)	(211)
Benefit obligation - March 31	$7,918	$8,329

Change in plan assets:
Fair value of plan assets - April 1	$6,074	$5,512
Return on plan assets	244	173
Contributed by employer	600	600
Benefits paid	(459)	(211)
Fair value of plan assets - March 31	$6,459	$6,074
Funded status - March 31	$(1,459)	$(2,255)

The funded status is included in the consolidated statements of financial condition as a separate line item. The accumulated benefit obligation for the defined benefit pension plan was $6.5 million as of March 31, 2025 and 2024, respectively.

Amounts recognized in other comprehensive income (loss), net of tax, for the years ended March 31, 2025 and 2024, related to the change in the minimum pension liability were $491,000 and ($79,000), respectively.

Net periodic cost included the following components:

	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Service cost	$335	$345
Interest cost	422	374
Expected return on plan assets	(331)	(276)
Amortization of prior losses	—	—
Net period benefit costs	$426	$443

The components of net periodic benefit cost other than the service cost component are included in other general and administrative expenses in the consolidated statement of income.

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at March 31, 2025 and 2024, as follows:

	Year Ended March 31,
	2025	2024
Discount rate - benefit obligation	5.55%	5.20%
Discount rate - benefit cost	5.20%	4.95%
Expected return on plan assets	5.40%	5.00%
Rate of compensation increase	4.00%	3.50%

The Association expects to contribute $600,000 to its pension plan in the fiscal year 2026.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in following fiscal years:

12 Months Ending March 31,	Benefit Payments
(Dollars in thousands)
2026	$1,340
2027	270
2028	2,020
2029	1,600
2030	530
2031-2035	1,780
Total benefit payments	$7,540

The Association also provides supplemental retirement benefits to certain key executives under which the executives will receive a fixed monthly payment for 120 months following their retirement, subject to certain requirements. A liability of approximately $536,000 and $524,000 was recorded in accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition as of March 31, 2025 and 2024, respectively. This obligation is funded by certain insurance policies, recorded in other assets on the consolidated statements of financial condition, which have a cash surrender value of approximately $1.0 million and $981,000 at March 31, 2025 and 2024, respectively.

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

The following table presents the balances of the Association’s affordable housing tax credit investment and related unfunded commitment at March 31:

	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Affordable housing tax credit investments	$1,479	$1,638
Less: amortization	(166)	(159)
Net affordable housing tax credit investments	$1,313	$1,479
Unfunded commitments	$487	$930

Tax credits and other tax benefits recognized	$164	$147
Proportional amortization expense included in income tax expense	(166)	(159)

There was no impairment recognized for the years ended March 31, 2025 and 2024.

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

There were no securities or other contracts that had a dilutive effect during the twelve months ended March 31, 2025 and 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. Earnings per share for the year ended March 31, 2024 was calculated using 1,717,941 weighted average shares outstanding which represents zero shares outstanding prior to the conversion on October 19, 2023.

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024
	(Dollars in thousands)
Net income applicable to common shares	$3,654	$3,759

Average number of common shares outstanding	4,123,079	1,862,253
Less: Average unallocated ESOP shares	307,851	144,312
Average number of common shares outstanding used to calculate basic earnings per common share	3,815,228	1,717,941
Diluted potential common shares	1,190	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,816,418	1,717,941
Earnings per common share - basic	$0.96	$2.19
Earnings per common share - diluted	$0.96	$2.19

Note 17 - Stock based compensation

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

Each December, the Association makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. In December 2024, the Association made a discretionary contribution of $303,000 to the Company for payment on the loan. The ESOP compensation expense for the year ended March 31, 2025 and 2024 was $167,000 and $161,000, respectively.

Shares held by the ESOP were as follows:

	As of March 31,
	2025	2024
	(Dollars in thousands)
Shares allocated	29,743	16,524
Unallocated	300,722	313,941
Total ESOP shares	330,465	330,465
Less: Average unallocated ESOP shares
Fair value of unearned shares at March 31, 2025 and 2024, respectively	$4,487	$3,208

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

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. On November 27, 2024, the Company granted 123,924 stock options and on January 10, 2025, the Company granted 185,000 stock options under the 2024 Equity Plan. As of March 31, 2025, the Company has 104,157 stock options available for future grants under the 2024 Equity Plan.

The fair value of stock options granted is estimated utilizing the Black-Scholes option pricing model using the following assumptions:

•
Stock Options issued in November 2024: an expected life of 6.5 years, risk-free rate of 4.17%, volatility of 26.57% and a dividend yield of 0.0%.
•
Stock Options issued in January 2025: an expected life of 6.5 years, risk-free rate of 4.70%, volatility of 27.72% and a dividend yield of 0.0%.

Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the common stock of the Company and other similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The weighted average grant date fair value of stock options granted during the year ended March 31, 2025 was $5.61.

The following is a summary of the Company's stock option activity and related information for the periods presented. There was no stock option activity for the year ended March 31, 2024.

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding April 1, 2024	—	$—	—	$—
Granted, November 27, 2024	123,924	14.40	9.7	64
Granted, January 10, 2025	185,000	14.79	9.8	24
Vested	—	—	—	—
Forfeited	—	—	—	—
Options, outstanding March 31, 2025	308,924	$14.63	9.7	$88
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of March 31, 2025 is $1.6 million over a weighted average period of 4.7 years.

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

On November 27, 2024, the Company granted 49,566 shares of restricted stock and on January 10, 2025, the Company granted 79,500 shares of restricted stock with a total grant-date fair value of $1.9 million. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant. As of March 31, 2025, the Company has 36,167 shares of restricted stock available for future grants under the 2024 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of March 31, 2025 and changes thereto during the period presented.

Restricted Stock	Shares	Weighted Average Exercise Price

Nonvested balance as of April 1, 2024	—	$—
Granted, November 27, 2024	123,924	14.40
Granted, January 10, 2025	185,000	14.79
Vested	—	—
Forfeited	—	—
Nonvested balance as of March 31, 2025	308,924	$14.63

Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2025, is $1.8 million over a weighted average period of 4.7 years.

The following table presents the stock based compensation expense for the periods presented.

	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Stock option expense	$93	$—
Restricted stock expense	100	—
Total stock based compensation expense	$193	$—

Note 18 - CONDENSED Parent ONLY Financial INFORMATION

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows.

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED BALANCE SHEETS

	As of March 31, 2025	As of March 31, 2024
	(Dollars in thousands)
Assets:
Cash	$15,610	$16,348
Investment in subsidiary	64,435	58,638
Loan to ESOP	3,004	3,047
Receivable from subsidiary	95	86
Other assets	198	201
Total assets	$83,342	$78,320
Liabilities:
Deferred tax liability	10	43
Total liabilities	10	43
Stockholders' equity:
Common Stock	41	41
Additional paid-in capital	39,265	39,318
Retained earnings	50,652	47,130
Unallocated common shares held by ESOP	(3,007)	(3,139)
Accumulated other comprehensive loss, net	(3,619)	(5,073)
Total stockholders' equity	83,332	78,277
Total liabilities and stockholders' equity	$83,342	$78,320

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended March 31,	For the Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Income:
Interest income	$259	$121
Total income	259	121
Expense:
Non-interest expense	$909	$207
Total expense	909	207
Losses before income tax benefit and equity in undistributed earnings of subsidiary	$(650)	$(86)
Income tax benefit	(128)	(43)
Losses before equity in undistributed earnings of subsidiary	$(522)	$(43)
Equity in undistributed earnings of subsidiary	4,176	3,802
Net income	$3,654	$3,759

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended March 31,	Year Ended March 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,654	$3,759
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	3	(201)
Net change in receivable from subsidiary	(9)	(86)
Net change in deferred tax liability	(33)	43
Stock-based compensation expense	193	—
Equity in undistributed earnings of subsidiary	(4,176)	(3,802)
Net cash used in operating activities	(368)	(287)
Cash flows from investing activities:
Principal payments on loan to ESOP	43	258
Net cash provided by investing activities	43	258
Cash flows from financing activities:
Net proceeds from the issuance of common shares	—	39,364
Repurchase of common stock	(413)	—
Loan to ESOP	—	(3,305)
Proceeds from conversion transferred to subsidiary	—	(19,682)
Net cash (used in) provided by financing activities	(413)	16,377
Net (decrease) increase in cash and cash equivalents	(738)	16,348
Cash and cash equivalents—beginning of period	16,348	—
Cash and cash equivalents—end of period	$15,610	$16,348

Note 19 - SUBSEQUENT EVENTS

Management evaluated subsequent events through June 26, 2025, the date the financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the audited consolidated financial statements included in this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Plains Bancshares, Inc.

Date: June 26, 2025	By:	/s/ Dannel R. Garness
Dannel R. Garness
President and Chief Executive Officer

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates presented.

Signatures	Title	Date

/s/ Dannel R. Garness	President and Chief Executive Officer	June 26, 2025
Dannel R. Garness	(Principal Executive Officer)

/s/ Bradley M. Kool	Executive Vice President and	June 26, 2025
Bradley M. Kool	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steven D. Kunzman	Chairman	June 26, 2025
Steven D. Kunzman

/s/ Steven G. Schneider	Director	June 26, 2025
Steven G. Schneider

/s/ Daniel D. Naranjo	Director	June 26, 2025
Daniel D. Naranjo

/s/ William D. Oltean	Director	June 26, 2025
William D. Oltean

/s/ Russell R. Rerucha	Director	June 26, 2025
Russell R. Rerucha

/s/ Tamara L. Slater	Director	June 26, 2025
Tamara L. Slater

/s/ Joseph P. Stump	Director	June 26, 2025
Joseph P. Stump