Form 10-Q
period 2025-06-30
Central Plains Bancshares, Inc.
filed 2025-08-12
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 4,219,323 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	March 31, 2025
	(Dollars in thousands)
Assets:
Cash and due from banks	$7,910	$7,611
Interest-bearing deposits in other banks	10	21,071
Total cash and cash equivalents	7,920	28,682
Investment securities - available for sale	61,097	59,369
Investment securities - held to maturity	210	222
Loans, net of unearned income	413,222	402,197
Allowance for credit losses on loans	(5,439)	(5,441)
Loans, net	407,783	396,756
Accrued interest receivable	3,097	3,101
Federal Home Loan Bank (FHLB) stock - at cost	619	612
Premises and equipment, net	13,413	12,938
Deferred income taxes	2,609	2,703
Mortgage servicing rights	381	380
Other assets	3,748	3,939
Total assets	$500,877	$508,702
Liabilities:
Deposits:
Non-interest-bearing deposits	$63,986	$64,497
Interest-bearing
Demand and NOW checking	131,156	152,782
Money market	32,908	30,718
Savings	46,359	45,476
Time deposits over $250,000	33,229	28,590
Other time deposits	92,998	94,138
Total deposits	400,636	416,201
Borrowings	8,466	—
Pension liability	1,419	1,459
Advances from borrowers for taxes and insurance	1,502	1,834
Accrued interest payable	1,383	1,716
Accounts payable, accrued expenses and other liabilities	2,825	4,160
Total liabilities	416,231	425,370
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,223,278 shares issued and outstanding at June 30, 2025 and 4,231,742 shares issued and outstanding at March 31, 2025)	41	41
Additional paid-in capital	39,292	39,265
Retained earnings	51,554	50,652
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(2,974)	(3,007)
Accumulated other comprehensive loss, net	(3,267)	(3,619)
Total stockholders' equity	84,646	83,332
Total liabilities and stockholders' equity	$500,877	$508,702

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$5,899	$5,308
Investment securities	584	533
FHLB stock	7	7
Federal funds sold	91	63
Total interest and dividend income	6,581	5,911
Interest expense:
Deposits	2,088	1,920
Borrowings under FHLB advances	2	25
Total interest expense	2,090	1,945
Net interest income before provision for (reversal of) credit losses	4,491	3,966
Provision for (reversal of) credit losses	(3)	(5)
Net interest income after provision for (reversal of) credit losses	4,494	3,971
Non-interest income:
Servicing fees on loans	31	32
Service charges on deposit accounts	192	192
Interchange income	328	322
Gain on sale of loans	77	48
Gain from real estate owned and other repossessed assets, net	1	—
Other non-interest income	25	18
Total non-interest income	654	612
Non-interest expense:
Salaries and employee benefits	2,103	1,843
Occupancy and equipment	318	252
Data processing	500	462
Federal deposit insurance premiums	51	44
Debit card processing	64	64
Advertising	91	75
Other general and administrative expenses	792	733
Total non-interest expense	3,919	3,473
Income before income tax expense	1,229	1,110
Income tax expense	241	207
Net income	$988	$903
Earnings per share - basic	$0.26	$0.24
Earnings per share - diluted	$0.26	$0.24
Weighted average shares outstanding - basic	3,792,609	3,818,012
Weighted average shares outstanding - diluted	3,803,733	3,818,012

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Net income	$988	$903
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	444	(18)
Other comprehensive income (loss), before tax	444	(18)
Income tax (expense) benefit for other comprehensive income	(92)	4
Total other comprehensive income (loss), net of tax	352	(14)
Comprehensive income	$1,340	$889

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended June 30, 2024
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	903	—	—	903
ESOP shares committed to be released	—	—	—	—	—	33	33
Other comprehensive loss - net of tax	—	—	—	—	(14)	—	(14)
Balance at June 30, 2024	4,130,815	$41	$39,318	$48,033	$(5,087)	$(3,106)	$79,199

	For the three months ended June 30, 2025
Balance at March 31, 2025	4,231,742	$41	$39,265	$50,652	$(3,619)	$(3,007)	$83,332
Net income	—	—	—	988	—	—	988
ESOP shares committed to be released	—	—	16	—	—	33	49
Stock purchased and retired	(17,464)	—	(174)	(86)	—	—	(260)
Stock based compensation	—	—	185	—	—	—	185
Issuance of common shares for the restricted stock plan	9,000	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	352	—	352
Balance at June 30, 2025	4,223,278	$41	$39,292	$51,554	$(3,267)	$(2,974)	$84,646

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities
Net income	$988	$903
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	195	128
Gain on sale of loans	(77)	(48)
Amortization of premium and accretion of discount on securities, net	2	25
Deferred income tax expense	—	1
Provision (reversal) for credit losses	(3)	(5)
Origination of loans held for sale	(5,141)	(3,198)
Proceeds from sales of loans held for sale	5,218	3,246
ESOP expense	49	33
Contributions to pension plan	150	150
Stock based compensation	185	—
Change in assets and liabilities:
Accrued interest receivable	4	(215)
Mortgage servicing rights	(1)	11
Other assets	193	413
Accrued interest payable	(333)	42
Accounts payable, accrued expenses and other liabilities	(1,525)	(981)
Net cash (used in) provided by operating activities	(96)	505
Cash flows from investing activities
Net change in loans	(11,024)	(9,308)
Purchase of investment securities available for sale	(3,399)	(1,948)
Principal paydowns from investment securities available for sale	2,113	2,121
Principal paydowns from investment securities held to maturity	12	10
Purchase of FHLB stock	(7)	(7)
Purchase of premises and equipment	(670)	(470)
Net cash used in investing activities	(12,975)	(9,602)
Cash flows from financing activities
Net change in deposits	(15,565)	1,572
Net change in advances from borrowers for taxes and insurance	(332)	(417)
Repurchase of common stock	(260)	—
Proceeds from short-term private banker's bank advances	466	—
Proceeds from short-term FHLB advances	8,000	2,000
Net cash (used in) provided by financing activities	(7,691)	3,155
Net decrease in cash and cash equivalents	(20,762)	(5,942)
Cash and cash equivalents—beginning of period	28,682	11,454
Cash and cash equivalents—end of period	$7,920	$5,512
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,423	$1,903

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three-month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending March 31, 2026, or any other period.

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

Basis of Presentation—The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with Central Plains Bancshares, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by Mr. Dannel Garness, President and CEO, who is considered to be the Company's Chief Operating Decision Maker ("CODM").

All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by business-line, the Company’s Chief Operating Decision Maker ("CODM") evaluates financial performance on a Company-wide basis. The Company's assigned business lines have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15,

2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated balance sheets or consolidated statements of operations.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU, and does not expect the amendments to have a material impact to the annual financial statements of the Company.

Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Note 2 - Investment SECURITIES

The following is a summary of investment securities at June 30, 2025 and March 31, 2025:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,443	$131	$(1,583)	$22,991
GNMA bonds	4,899	41	—	4,940
FNMA bonds	27,300	250	(1,706)	25,844
Municipal bonds	8,621	—	(1,299)	7,322
Total securities available-for-sale	$65,263	$422	$(4,588)	$61,097

Securities held-to-maturity
FHLMC bonds	$60	$1	$—	$61
GNMA bonds	42	—	—	42
FNMA bonds	108	2	—	110
Total securities held-to-maturity	$210	$3	$—	$213

(dollars in thousands)	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,085	$107	$(1,726)	$21,466
GNMA bonds	5,035	34	(2)	5,067
FNMA bonds	27,237	224	(1,871)	25,590
Municipal bonds	8,622	—	(1,376)	7,246
Total securities available-for-sale	$63,979	$365	$(4,975)	$59,369

Securities held-to-maturity
FHLMC bonds	$64	$2	$—	$66
GNMA bonds	46	—	—	46
FNMA bonds	112	2	—	114
Total securities held-to-maturity	$222	$4	$—	$226

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and March 31, 2025, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$2,850	$(32)	$12,614	$(1,551)	$15,464	$(1,583)
FNMA bonds	1,982	(21)	12,053	(1,685)	14,035	(1,706)
Municipal bonds	—	—	7,322	(1,299)	7,322	(1,299)
Total securities available-for-sale	$4,832	$(53)	$31,989	$(4,535)	$36,821	$(4,588)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$2,919	$(39)	$12,978	$(1,687)	$15,897	$(1,726)
GNMA bonds	105	(1)	1,154	(1)	1,259	(2)
FNMA bonds	3,004	(24)	12,315	(1,847)	15,319	(1,871)
Municipal bonds	—	—	7,246	(1,376)	7,246	(1,376)
Total securities available-for-sale	$6,028	$(64)	$33,693	$(4,911)	$39,721	$(4,975)

The unrealized losses at June 30, 2025 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At June 30, 2025, all the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

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

No credit losses were determined to be present as of June 30, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the three months ended June 30, 2025.

At June 30, 2025 and March 31, 2025, investment securities with amortized cost of $43.1 million, and $44.2 million, respectively, and estimated fair value of $40.0 million and $41.0 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of June 30, 2025 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	3,012	2,891
Due after five years through ten years	1,950	1,618
Due after ten years	3,659	2,813
Mortgage-backed securities and collateralized mortgage obligations	56,642	53,775
Total	$65,263	$61,097

The Association had no sales of available for sale investment securities for the three months ended June 30, 2025 or 2024.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of June 30, 2025 and March 31, 2025 is as follows:

	June 30, 2025	March 31, 2025
	(Dollars in thousands)
Real Estate - Construction	$17,433	$15,069
Real Estate - Commercial	124,761	120,184
Real Estate - Residential	161,933	161,144
Commercial Non-Real Estate	32,348	32,007
Agriculture	47,658	42,835
Other Consumer	13,706	14,649
Land Development and Sanitary & Improvement Districts (SIDs)	15,414	16,327
Total loans	413,253	402,215
Allowance for credit losses	(5,439)	(5,441)
Net deferred origination costs & fees	(31)	(18)
Total loans, net	$407,783	$396,756

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of June 30, 2025 and March 31, 2025 were $1.8 million. Additionally, the Association had loans totaling $920,000 and $940,000 as of June 30, 2025 and March 31, 2025 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$—	$—	$—	$246
Real Estate - Commercial	1,572	—	—	—	1,572
Real Estate - Residential	1,926	(1)	—	—	1,925
Commercial Non-Real Estate	667	—	—	—	667
Agricultural	476	—	—	—	476
Other Consumer	262	(2)	—	1	261
Land Development and SIDs	292	—	—	—	292
Total	$5,441	$(3)	$—	$1	$5,439

	Three Months Ended June 30, 2024
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$22	$—	$—	$268
Real Estate - Commercial	2,245	(201)	—	—	2,044
Real Estate - Residential	1,829	78	—	—	1,907
Commercial Non-Real Estate	759	(48)	—	—	711
Agricultural	228	56	—	—	284
Other Consumer	327	68	(4)	1	392
Land Development and SIDs	226	20	—	—	246
Total	$5,860	$(5)	$(4)	$1	$5,852

The ACL on loans excludes $215,000 as of June 30, 2025 and March 31, 2025 of allowance for off-balance sheet exposures and is recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at June 30, 2025 and March 31, 2025:

	June 30, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	341	—	—
Real Estate - Residential	13	—	—
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	—	7	7
Land Development and SIDs	40	—	39
Total	$394	$7	$46

	March 31, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	359	—	—
Real Estate - Residential	150	—	68
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	—	13	9
Land Development and SIDs	807	—	39
Total	$1,316	$13	$116

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

The following tables present the credit risk profile of the Association's loan portfolio based on risk rating category and year of origination as of June 30, 2025 and March 31, 2025.

	As of June 30, 2025
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$2,894	$9,952	$2,659	$—	$—	$—	$1,928	$17,433
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$2,894	$9,952	$2,659	$—	$—	$—	$1,928	$17,433
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	6,467	17,316	13,958	26,429	25,561	32,805	75	$122,611
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	391	—	—	1,759	—	2,150
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$6,467	$17,316	$14,349	$26,429	$25,561	$34,564	$75	$124,761
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	4,960	17,160	19,779	21,804	45,156	42,811	10,110	$161,780
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	24	—	17	112	—	153
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$4,960	$17,160	$19,803	$21,804	$45,173	$42,923	$10,110	$161,933
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	2,316	6,285	4,990	2,908	2,280	7,594	5,497	$31,870
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	118	—	360	—	478
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$2,316	$6,285	$4,990	$3,026	$2,280	$7,954	$5,497	$32,348
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	3,423	16,088	1,682	3,047	2,030	3,465	17,560	$47,295
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	363	363
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$3,423	$16,088	$1,682	$3,047	$2,030	$3,465	$17,923	$47,658
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,065	2,248	4,458	4,625	288	967	—	$13,651
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	47	—	—	3	—	50
Doubtful	—	5	—	—	—	—	—	5
Total Other Consumer	$1,065	$2,253	$4,505	$4,625	$288	$970	$—	$13,706
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Land Development and SIDs
Pass	445	1,674	1,142	5,610	5,303	1,200	—	$15,374
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	40	—	—	40
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$445	$1,674	$1,142	$5,610	$5,343	$1,200	$—	$15,414
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$21,570	$70,728	$49,130	$64,541	$80,675	$91,076	$35,533	$413,253

	As of March 31, 2025
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	17,451	14,153	26,916	25,840	3,089	30,409	140	$117,998
Special mention	—	—	—	—	—	—	—	—
Substandard	—	391	—	—	306	1,489	—	2,186
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,451	$14,544	$26,916	$25,840	$3,395	$31,898	$140	$120,184
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	18,914	19,970	22,674	46,132	31,265	12,861	9,078	$160,894
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	135	—	—	115	—	250
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$18,914	$19,970	$22,809	$46,132	$31,265	$12,976	$9,078	$161,144
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	6,549	5,670	3,613	2,790	1,775	6,563	4,551	$31,511
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	122	—	—	374	—	496
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$6,549	$5,670	$3,735	$2,790	$1,775	$6,937	$4,551	$32,007
Current year-to-date gross write-offs	13	—	—	—	—	—	—	13
Agricultural
Pass	16,635	1,763	2,927	2,069	857	2,635	15,078	$41,964
Special mention	—	—	—	—	—	—	—	—
Substandard	405	—	165	—	—	—	301	871
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,040	$1,763	$3,092	$2,069	$857	$2,635	$15,379	$42,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,779	5,021	5,252	359	224	996	—	$14,631
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	8	—	13
Doubtful	5	—	—	—	—	—	—	5
Total Other Consumer	$2,784	$5,021	$5,252	$359	$229	$1,004	$—	$14,649
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	841	1,124	6,313	5,956	552	734	—	$15,520
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	807	—	—	—	—	807
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$841	$1,124	$7,120	$5,956	$552	$734	$—	$16,327
Current year-to-date gross write-offs	605	—	—	—	—	—	—	605
Total loans	$73,388	$51,000	$69,291	$83,146	$38,073	$56,184	$31,133	$402,215

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the three months ended June 30, 2025 and March 31, 2025:

	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	June 30, 2025	Loss	Loss	the Period
June 30, 2025
Real Estate - Commercial	$341	$341	$—	$8
Real Estate - Residential	13	13	—	1
Other Consumer	7	—	7	—
Land Development and SIDs	40	1	39	—
Total	$401	$355	$46	$9

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2025	Loss	Loss	the Period
March 31, 2025
Real Estate - Commercial	$359	$359	$—	$29
Real Estate - Residential	150	81	69	10
Commercial Non-Real Estate	13	5	8	—
Other Consumer	807	768	39	27
Total	$1,329	$1,213	$116	$66

The following is an aging analysis of the contractually past due loans as of June 30, 2025 and March 31, 2025:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
June 30, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$17,433	$17,433	$—
Real Estate - Commercial	54	—	—	54	124,707	124,761	—
Real Estate - Residential	57	220	125	402	161,531	161,933	125
Commercial Non-Real Estate	110	—	—	110	32,238	32,348	—
Agricultural	—	—	—	—	47,658	47,658	—
Other Consumer	81	332	115	528	13,178	13,706	110
Land Development and SIDs	—	—	—	—	15,414	15,414	—
Total	$302	$552	$240	$1,094	$412,159	$413,253	$235

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$15,069	$15,069	$—
Real Estate - Commercial	—	—	—	—	120,184	120,184	—
Real Estate - Residential	486	—	87	573	160,571	161,144	3
Commercial Non-Real Estate	—	9	—	9	31,998	32,007	—
Agricultural	79	—	—	79	42,756	42,835	—
Other Consumer	112	345	112	569	14,080	14,649	99
Land Development and SIDs	—	—	—	—	16,327	16,327	—
Total	$677	$354	$199	$1,230	$400,985	$402,215	$102

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended June 30, 2025 and 2024.

Note 4 - DEPOSITS

As of June 30, 2025 the scheduled maturities of time deposits are as follows:

Amount
12 Months Ending June 30,	(Dollars in thousands)
2026	$93,192
2027	25,826
2028	6,294
2029	759
2030 or later	156
Total time deposits	$126,227

At June 30, 2025 and March 31, 2025, the Association had $7.3 million in brokered deposits.

Note 5 - Borrowings

The Company had $8.0 million in overnight borrowings outstanding from the Federal Home Loan Bank ("FHLB") of Topeka and $466,000 in overnight borrowings outstanding from a private banker's bank as of June 30, 2025. The Company had no outstanding borrowings as of March 31, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended June 30,
	2025	2024
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)
Average balance outstanding	$151	$1,719
Outstanding advances with the FHLB of Topeka at any month-end during the period	8,000	5,700
Outstanding advances with a private banker's bank at any month-end during the period	466	—
Total maximum amount outstanding at any month-end during the period	$8,466	$5,700
Average interest rate during the period	5.30%	5.82%

	June 30, 2025	March 31, 2025
	(Dollars in thousands)
Outstanding advances with the FHLB of Topeka	$8,000	$—
Outstanding advances with a private banker's bank	466	—
Additional borrowing capacity	37,065	45,534
Total borrowing capacity	$45,531	$45,534

The Association had remaining availability for FHLB borrowings of approximately $32.5 million at June 30, 2025 and $40.5 million at March 31, 2025. The FHLB has sole discretion to deny additional advances. $34,000 of investment securities and $54.0 million of loans were pledged as collateral for FHLB advances at June 30, 2025.

Additionally, the Association had the capacity to borrow $4.5 million at June 30, 2025 and $5.0 million at March 31, 2025, from a private bankers’ bank.

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

As of June 30, 2025 and March 31, 2025, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since June 30, 2025, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of June 30, 2025 and March 31, 2025, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$74,223	17.89%	$33,198	8.00%	$41,497	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$69,031	16.64%	$24,898	6.00%	$33,198	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$69,031	16.64%	$18,674	4.50%	$26,973	6.50%

Tier 1 Capital (to Average Assets)	$69,031	13.76%	$20,061	4.00%	$25,076	5.00%

As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$72,977	17.83%	$32,734	8.00%	$40,918	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$67,856	16.58%	$24,551	6.00%	$32,734	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$67,856	16.58%	$18,413	4.50%	$26,597	6.50%

Tier 1 Capital (to Average Assets)	$67,856	13.78%	$19,701	4.00%	$24,626	5.00%

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

At June 30, 2025 and March 31, 2025, the Association had approved outstanding loan origination commitments of $1.7 million and $1.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at June 30, 2025 and March 31, 2025, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $43.2 million and $45.0 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
June 30, 2025
Financial assets:
Loans, net	$407,783	$—	$—	$393,523	$393,523
Financial liabilities:
Interest-bearing deposits	$336,650	$—	$294,110	$—	$294,110

March 31, 2025
Financial assets:
Loans, net	$396,756	$—	$—	$380,967	$380,967
Financial liabilities:
Interest-bearing deposits	$351,704	$—	$308,114	$—	$308,114

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of June 30, 2025 and March 31, 2025 was $61.1 million and $59.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of June 30, 2025 or March 31, 2025.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2025
Securities Available-for-sale
Mortgage-Backed Securities	$53,775	$—	$53,775	$—
Municipal Bonds	7,322	—	7,322	—
Total	$61,097	$—	$61,097	$—
March 31, 2025
Securities Available-for-sale
Mortgage-Backed Securities	$52,123	$—	$52,123	$—
Municipal Bonds	7,246	—	7,246	—
Total	$59,369	$—	$59,369	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the three months ended June 30, 2025. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and March 31, 2025:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2025
Financial Assets
Individually evaluated loans	$1	$—	$—	$1
Total	$1	$—	$—	$1
March 31, 2025
Financial Assets
Individually evaluated loans	$772	$—	$—	$772
Total	$772	$—	$—	$772

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

	Three Months Ended June 30,
	2025	2024
	(Income in thousands)
Net income applicable to common shares	$988	$903

Average number of common shares outstanding	4,092,188	4,130,815
Less: Average unallocated ESOP shares	299,579	312,803
Average number of common shares outstanding used to calculate basic earnings per common share	3,792,609	3,818,012
Diluted potential common shares	11,124	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,803,733	3,818,012
Earnings per common share - basic	$0.26	$0.24
Earnings per common share - diluted	$0.26	$0.24

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

There were no contributions to the ESOP during the three months ending June 30, 2025 and 2024, as the annual loan payment is made in December. The ESOP compensation expense for three months ending June 30, 2025 and 2024 was $49,000 and $33,000, respectively.

Shares held by the ESOP were as follows:

	As of June 30,
	2025	2024
	(Dollars in thousands)
Shares allocated	33,048	19,830
Unallocated	297,417	310,635
Total ESOP shares	330,465	330,465
Fair value of unearned shares as of June 30, 2025 and 2024, respectively	$4,497	$3,141

Fair value of unearned shares is based on a stock price of $15.12 and $10.11 as of June 30, 2025 and 2024, respectively.

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

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of June 30, 2025, the Company has 89,157 stock options available for future grants under the 2024 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on retired stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented. There was no stock option activity for the three months ended June 30, 2024.

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at March 31, 2025	308,924	$14.63	9.7	$88
Granted, May 27, 2025	15,000	14.61	9.9	8
Vested	—	—	—	—
Forfeited	—	—	—	—
Options, outstanding at June 30, 2025	323,924	$14.63	9.5	159
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of June 30, 2025, is $1.6 million over a weighted average period of 4.5 years.

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

As of June 30, 2025, the Company has 27,166 shares of restricted stock available for future grants under the 2024 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the period presented.

Restricted Stock	Shares	Weighted Average Exercise Price

Nonvested balance as of March 31, 2025	129,066	$14.64
Granted, May 27, 2025	9,000	14.61
Vested	—	—
Forfeited	—	—
Nonvested balance as of June 30, 2025	138,066	$14.64

Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2025, is $1.8 million over a weighted average period of 4.5 years.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Stock option expense	$88	$—
Restricted stock expense	97	—
Total stock based compensation expense	$185	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2025 and March 31, 2025 and for the three months ended June 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

Comparison of Financial Condition at June 30, 2025 and March 31, 2025

	At June 30, 2025	At March 31, 2025
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$7,920	$28,682
Investment securities - available for sale	61,097	59,369
Investment securities - held to maturity	210	222
FHLB stock	619	612
Loans, net	407,783	396,756
Total assets	500,877	508,702
Total deposits	400,636	416,201
Total stockholders' equity	84,646	83,332

Total Assets. Total assets decreased $7.8 million, or 1.5%, to $500.9 million at June 30, 2025 from $508.7 million at March 31, 2025. The decrease was primarily due to a $20.8 million, or 72.4%, decrease in total cash and cash equivalents, partially offset by a $11.0 million, or 2.7% increase in gross loans.

Cash and cash equivalents. Cash and cash equivalents decreased $20.8 million, or 72.4%, to $7.9 million at June 30, 2025 from $28.7 million at March 31, 2025. This decrease was primarily due to an increase in loan funding and a decrease in total deposits. We continue to monitor our liquidity position based on alternative uses of available funds and prevailing market conditions.

Investment Securities Available for Sale. Securities available-for-sale increased $1.7 million, or 2.9%, to $61.1 million at June 30, 2025 from $59.4 million at March 31, 2025. During the three-month period, we purchased $3.4 million in securities and received $2.1 million in principal payments. Additionally, net unrealized losses on the securities portfolio decreased by $400,000.

Gross Loans. Loans increased $11.0 million, or 2.7%, to $413.2 million at June 30, 2025 from $402.2 million at March 31, 2025. This growth was driven by increases across all loan categories, except for land development and SIDs and other consumer loans. The largest increase occurred in agriculture loans, which increased $4.9 million, or 11.3%, to $47.7 million at June 30, 2025, from $42.8 million at March 31, 2025, which was primarily due to additional agriculture business sought by the Association.

Premises and Equipment, Net. Premises and equipment increased $500,000, or 3.7%, to $13.4 million at June 30, 2025 from $12.9 million at March 31, 2025. The increase is primarily due to the final construction billing of two new branch offices in Lincoln and Hastings, Nebraska. These new branches are expected to enhance our service coverage in these areas and support growth in customer engagement. As of June 30, 2025, both full service locations were open to the public.

Total Deposits. Total deposits decreased $15.6 million, or 3.7%, to $400.6 million at June 30, 2025 from $416.2 million at March 31, 2025. This decrease was primarily driven by funds leaving the Association that were held in a 1031 exchange. Management continues to actively monitor deposit balances and interest rates to maintain adequate liquidity.

Noninterest-bearing deposits decreased $500,000, or 0.8%, to $64.0 million at June 30, 2025 from $64.5 million at March 31, 2025. Time certificates of deposit increased $3.5 million, or 2.9%, to $126.2 million from $122.7 million, as long-term customers sought higher-yield deposit options in response to prior increases in market interest rates. Additionally, the Association held $7.3 million in brokered time deposits at June 30, 2025 and March 31, 2025.

Borrowings. Outstanding borrowings increased to $8.5 million at June, 30 2025. We had no outstanding borrowings at March 31, 2025. While borrowings have been limited in recent periods, the Association has generally utilized the increase in deposits to fund operations. However, management remains prepared to access FHLB advances if necessary to support additional loan funding.

Stockholders' Equity. Stockholders' equity increased $1.3 million, or 1.6% to $84.6 million at June 30, 2025 from $83.3 million at March 31, 2025. This increase was primarily driven by net income of $988,000, a decrease in the unrealized loss position on securities valuations offset by the repurchase of outstanding shares of the Company's common stock repurchase program. The decrease in the unrealized loss position of $352,000, net of the related tax effect, is due to changes in market interest rates during the three-month period ended June 30, 2025.

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. 154,397 shares remain available to be repurchased under the program as of June 30, 2025. During the three months ended June 30, 2025, the Company repurchased 17,464 shares with a weighted average price of $14.74, for a total value of $260,000.

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

	For the Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$403,619	$5,899	5.85%	$378,393	$5,308	5.61%
Mortgage-backed securities	53,645	542	4.04%	53,894	491	3.64%
Investment securities (1)	7,164	42	2.35%	7,079	42	2.37%
Interest-bearing deposits and other	14,041	98	2.79%	9,490	70	2.95%
Total interest-earning assets	478,469	6,581	5.50%	448,856	5,911	5.27%
Non-interest-earning assets	23,615			15,132
Total assets	$502,084			$463,988

Interest-bearing liabilities:
Savings accounts	$46,291	$91	0.79%	$42,689	$39	0.37%
Money market accounts	29,611	177	2.39%	25,110	129	2.05%
NOW accounts	140,320	614	1.75%	125,934	518	1.65%
Certificates of deposit	107,018	1,060	3.96%	98,132	1,080	4.40%
Individual retirement accounts	17,084	146	3.42%	17,143	154	3.59%
Total interest-bearing deposits	340,324	2,088	2.45%	309,008	1,920	2.49%
Borrowings	151	2	5.30%	1,719	25	5.82%
Total interest-bearing liabilities	340,475	2,090	2.46%	310,727	1,945	2.50%
Other non-interest-bearing liabilities	95,715			95,018
Total liabilities	436,190			405,745
Total equity	65,894			58,243
Total liabilities and total equity	$502,084			$463,988
Net interest income		$4,491			$3,966
Net interest rate spread (2)			3.05%			2.77%
Net interest-earning assets (3)	$137,994			$138,129
Net interest margin (4)			3.75%			3.53%
Average interest-earning assets to interest-bearing liabilities	140.53%			144.45%

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

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. For the three months ended June 30, 2025, we had net income of $988,000, compared to net income of $903,000 for the three months ended June 30, 2024.

Interest and Dividend Income. Interest and dividend income increased $670,000, or 11.3%, to $6.6 million for the three months ended June 30, 2025 from $5.9 million for the three months ended June 30, 2024. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income, due to increases in market interest rates and loan growth.

Interest income on loans increased $591,000, or 11.1%, to $5.9 million for the three months ended June 30, 2025 from $5.3 million for the three months ended June 30, 2024. The average balance of loans increased $25.2 million, or 6.7%, to $403.6 million for the three months ended June 30, 2025 from $378.4 million for the three months ended June 30, 2024. The increase was primarily due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 24 basis points to 5.85% for the three months ended June 30, 2025 from 5.61% for the three months ended June 30, 2024. The increase in yield was due to increases in market interest rates over the period.

Interest income on securities increased $51,000, or 9.6%, to $584,000 for the three months ended June 30, 2025 from $533,000 for the three months ended June 30, 2024, due to a 34 basis point increase in the average yield from 3.50% for the three months ended June 30, 2024 to 3.84% for the three months ended June 30, 2025. The average balance of securities decreased $164,000, or 0.3%, to $60.8 million for the three months ended June 30, 2025 from $61.0 million for the three months ended June 30, 2024.

Interest Expense. Interest expense increased $145,000, or 7.5%, to $2.1 million for the three months ended June 30, 2025 compared to $1.9 million for the three months ended June 30, 2024, due to an increase in total interest bearing deposits.

Interest expense on deposits increased $168,000, or 8.8%, to $2.1 million for the three months ended June 30, 2025 compared to $1.9 million for the three months ended June 30, 2024. The increase was due an increase in the average balances of savings accounts, money market accounts, NOW accounts and certificates of deposit accounts.

Net Interest Income. Net interest income before provision for credit losses increased $523,000, or 13.2%, to $4.5 million for the three months ended June 30, 2025 compared to $4.0 million for the three months ended June 30, 2024.

Our interest rate spread increased 28 basis points to 3.05% for the three months ended June 30, 2025, compared to 2.77% for the three months ended June 30, 2024, and our net interest margin increased 22 basis points to 3.75% for the three months ended June 30, 2025 compared to 3.53% for the three months ended June 30, 2024.

Provision for Credit Losses. During the three months ended June 30, 2025, we recorded a reversal of provision for credit losses of $3,000 and $5,000 for the three months ended June 30, 2024.

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

Non-Interest Income. The following table shows the components of non-interest income for periods presented.

	For the three months ended June 30,
Non-interest income:	2025	2024
	(Dollars in thousands)
Servicing fees on loans	$31	$32
Service charges on deposit accounts	192	192
Interchange income	328	322
Gain on sale of loans	77	48
Gain from real estate owned and other repossessed assets, net	1	—
Other non-interest income	25	18
Total non-interest income	$654	$612

Noninterest income increased $42,000, or 6.9%, to $654,000 for the three months ended June 30, 2025 from $612,000 for the three months ended June 30, 2024. Gain on sale of loans increased $29,000, or 60.4%, to $77,000 for the three months ended June 30, 2025 compared to $48,000 for the three months ended June 30, 2024.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	For the three months ended June 30,
Non-interest expense:	2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$2,103	$1,843
Occupancy and equipment	318	252
Data processing	500	462
Federal deposit insurance premiums	51	44
Debit card processing	64	64
Advertising	91	75
Other general and administrative expenses	792	733
Total non-interest expense	$3,919	$3,473

Noninterest expense increased $446,000, or 12.8% to $3.9 million for the three months ended June 30, 2025 from $3.5 million for the three months ended June 30, 2024. Other general and administrative expenses increased $59,000, or 8.0%, to $792,000 for the three months ended June 30, 2025 from $733,000 for the three months ended June 30, 2024, due to a combination of increases in insurance, auditing and consulting fees. These additional fees relate to public filing requirements and further regulatory compliance consulting.

Additionally, the Company implemented the 2024 Equity Incentive Plan on November 26, 2024, and began recognizing expense associated with this plan. Due to the implementation of the equity incentive plan, salaries and employee benefits expenses increased $185,000 during the three months ended June 30, 2025, compared to the same period in 2024.

Income Tax Expense. We recognized income tax expense of $241,000 for the three months ended June 30, 2025 and income tax expense of $207,000 for the three months ended June 30, 2024, respectively, resulting in effective rates of 19.6% for the three months ended June 30, 2025 and 18.7% for the three months ended June 30, 2024.

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

The following table sets forth, at June 30, 2025, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$18,788	(1.21)%
300	18,864	(0.81)
200	18,924	(0.50)
100	18,977	(0.22)
Base	19,019	—
(100)	19,090	0.37
(200)	19,151	0.69
(300)	19,226	1.09
(400)	19,273	1.34

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at June 30, 2025, we would have experienced a 0.50% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.69% increase in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at June 30, 2025, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$111,620	$(987)	(0.88)%	25.77%	239
300	112,448	(159)	(0.14)	25.30	192
200	112,246	(361)	(0.32)	24.61	123
100	111,070	(1,537)	(1.36)	23.71	33
Base	112,607	—	—	23.38	—
(100)	103,983	(8,624)	(7.66)	21.07	(231)
(200)	94,801	(17,806)	(15.81)	18.82	(456)
(300)	82,246	(30,361)	(26.96)	16.03	(735)
(400)	71,440	(41,167)	(36.56)	13.69	(969)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at June 30, 2025, we would have experienced a 0.32% decrease in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 15.81% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $32.5 million at June 30, 2025. The FHLB has sole discretion to deny additional advances. We could significantly increase our borrowing capacity from the FHLB Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed. Additionally, the Association had the capacity to borrow $4.5 million from a private bankers’ bank at June 30, 2025.

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

For the three months ended June 30, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $20.8 million. Net cash used in operating activities amounted to $96,000, primarily due to a change of $1.5 million in accounts payable, accrued expenses and other liabilities and a change of $333,000 in accrued interest payable, partially offset by net income of $1.0 million, depreciation of $195,000, stock based compensation of $185,000 and changes of other assets of $157,000. Net cash used in investing activities amounted to $13.0 million, primarily due to a net increase in loans of $11.0 million and the purchase of available-for-sale investment securities of $3.4 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $2.1 million. Net cash used in financing activities amounted to $7.7 million, primarily due to a decrease in deposits of $15.6 million, partially offset by proceeds from short term FHLB advances of $8.0 million.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2025, and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2025	11,448	$14.50	11,448	160,413
May 1 - May 31, 2025	1,746	14.86	1,746	158,667
June 1 - June 30, 2025	4,270	14.84	4,270	154,397
Total	17,464	$14.74	17,464

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. 154,397 shares remain available to be repurchased under the program as of June 30, 2025.

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

Central Plains Bancshares, Inc.

Date: August 12, 2025	By:	/s/ Dannel R. Garness
Dannel R. Garness
President and Chief Executive Officer

Date: August 12, 2025	By:	/s/ Bradley M. Kool
Bradley M. Kool Executive Vice President and Chief Financial Officer