Form 10-Q
period 2025-09-30
Central Plains Bancshares, Inc.
filed 2025-11-13
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 4,212,839 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	March 31, 2025
	(Dollars in thousands)
Assets:
Cash and due from banks	$6,340	$7,611
Interest-bearing deposits in other banks	2,549	21,071
Total cash and cash equivalents	8,889	28,682
Investment securities - available for sale	59,670	59,369
Investment securities - held to maturity	192	222
Loans, net of unearned income	422,320	402,197
Allowance for credit losses on loans	(5,523)	(5,441)
Loans, net	416,797	396,756
Accrued interest receivable	3,809	3,101
Federal Home Loan Bank (FHLB) stock - at cost	626	612
Premises and equipment, net	13,372	12,938
Deferred income taxes	2,477	2,703
Mortgage servicing rights	402	380
Other assets	3,769	3,939
Total assets	$510,003	$508,702
Liabilities:
Deposits:
Non-interest-bearing deposits	$63,980	$64,497
Interest-bearing
Demand and NOW checking	125,927	152,782
Money market	32,151	30,718
Savings	45,961	45,476
Time deposits over $250,000	34,025	28,590
Other time deposits	106,146	94,138
Total deposits	408,190	416,201
Borrowings	8,500	—
Pension liability	1,378	1,459
Advances from borrowers for taxes and insurance	1,111	1,834
Accrued interest payable	1,738	1,716
Accounts payable, accrued expenses and other liabilities	2,906	4,160
Total liabilities	423,823	425,370
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,217,338 shares issued and outstanding at September 30, 2025 and 4,231,742 shares issued and outstanding at March 31, 2025)	41	41
Additional paid-in capital	39,442	39,265
Retained earnings	52,405	50,652
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(2,941)	(3,007)
Accumulated other comprehensive loss, net	(2,767)	(3,619)
Total stockholders' equity	86,180	83,332
Total liabilities and stockholders' equity	$510,003	$508,702

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$6,188	$5,596	$12,087	$10,904
Investment securities	576	532	1,160	1,065
FHLB stock	7	9	14	16
Federal funds sold	14	12	105	75
Total interest and dividend income	6,785	6,149	13,366	12,060
Interest expense:
Deposits	2,165	2,017	4,253	3,937
Borrowings under FHLB advances	35	74	37	99
Total interest expense	2,200	2,091	4,290	4,036
Net interest income before provision for (reversal of) credit losses	4,585	4,058	9,076	8,024
Provision for (reversal of) credit losses	89	4	86	(1)
Net interest income after provision for (reversal of) credit losses	4,496	4,054	8,990	8,025
Non-interest income:
Servicing fees on loans	33	36	64	68
Service charges on deposit accounts	197	199	389	391
Interchange income	327	326	655	648
Gain on sale of loans	98	43	175	91
Gain from real estate owned and other repossessed assets, net	—	1	1	1
Other non-interest income	24	19	49	37
Total non-interest income	679	624	1,333	1,236
Non-interest expense:
Salaries and employee benefits	2,194	1,938	4,297	3,781
Occupancy and equipment	429	270	747	522
Data processing	514	522	1,014	984
Federal deposit insurance premiums	52	49	103	93
Debit card processing	70	70	134	134
Advertising	102	71	193	146
Other general and administrative expenses	699	601	1,491	1,334
Total non-interest expense	4,060	3,521	7,979	6,994
Income before income tax expense	1,115	1,157	2,344	2,267
Income tax expense	233	205	474	412
Net income	$882	$952	$1,870	$1,855
Earnings per share - basic	$0.23	$0.25	$0.49	$0.49
Earnings per share - diluted	$0.23	$0.25	$0.49	$0.49
Weighted average shares outstanding - basic	3,785,223	3,821,330	3,788,896	3,819,680
Weighted average shares outstanding - diluted	3,808,651	3,821,330	3,806,172	3,819,680

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Net income	$882	$952
Other comprehensive income:
Unrealized holding gains arising during the period on available-for-sale securities	633	1,820
Other comprehensive income, before tax	633	1,820
Income tax expense for other comprehensive income	(133)	(382)
Total other comprehensive income, net of tax	500	1,438
Comprehensive income	$1,382	$2,390

	For the Six Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Net income	$1,870	$1,855
Other comprehensive income:
Unrealized holding gains arising during the period on available-for-sale securities	1,079	1,802
Other comprehensive income, before tax	1,079	1,802
Income tax expense for other comprehensive income	(227)	(378)
Total other comprehensive income, net of tax	852	1,424
Comprehensive income	$2,722	$3,279

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended September 30, 2024
Balance at June 30, 2024	4,130,815	$41	$39,318	$48,033	$(5,087)	$(3,106)	$79,199
Net income	—	—	—	952	—	—	952
ESOP shares committed to be released	—	—	5	—	—	33	38
Other comprehensive income - net of tax	—	—	—	—	1,438	—	1,438
Balance at September 30, 2024	4,130,815	$41	$39,323	$48,985	$(3,649)	$(3,073)	$81,627

	For the three months ended September 30, 2025
Balance at June 30, 2025	4,223,278	$41	$39,292	$51,554	$(3,267)	$(2,974)	$84,646
Net income	—	—	—	882	—	—	882
ESOP shares committed to be released	—	—	18	—	—	33	51
Stock purchased and retired	(5,940)	—	(59)	(31)	—	—	(90)
Stock based compensation	—	—	191	—	—	—	191
Other comprehensive income - net of tax	—	—	—	—	500	—	500
Balance at September 30, 2025	4,217,338	$41	$39,442	$52,405	$(2,767)	$(2,941)	$86,180

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the six months ended September 30, 2024
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	1,855	—	—	1,855
ESOP shares committed to be released	—	—	5	—	—	66	71
Other comprehensive income - net of tax	—	—	—	—	1,424	—	1,424
Balance at September 30, 2024	4,130,815	$41	$39,323	$48,985	$(3,649)	$(3,073)	$81,627

	For the six months ended September 30, 2025
Balance at March 31, 2025	4,231,742	$41	$39,265	$50,652	$(3,619)	$(3,007)	$83,332
Net income	—	—	—	1,870	—	—	1,870
ESOP shares committed to be released	—	—	34	—	—	66	100
Stock purchased and retired	(23,404)	—	(233)	(117)	—	—	(350)
Stock based compensation	—	—	376	—	—	—	376
Issuance of common shares for the restricted stock plan	9,000	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	852	—	852
Balance at September 30, 2025	4,217,338	$41	$39,442	$52,405	$(2,767)	$(2,941)	$86,180

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,870	$1,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	478	259
Gain on sale of loans	(175)	(91)
Amortization of premium and accretion of discount on securities, net	(3)	47
Deferred income tax expense	—	1
Provision for (reversal of) credit losses	86	(1)
Origination of loans held for sale	(12,764)	(6,166)
Proceeds from sales of loans held for sale	12,939	6,257
ESOP expense	100	71
Contributions to pension plan	300	300
Stock based compensation	376	—
Change in assets and liabilities:
Accrued interest receivable	(708)	(427)
Mortgage servicing rights	(22)	18
Other assets	170	249
Accrued interest payable	22	262
Accounts payable, accrued expenses and other liabilities	(1,635)	(930)
Net cash provided by operating activities	1,034	1,704
Cash flows from investing activities
Net change in loans	(20,127)	(18,843)
Purchase of investment securities available for sale	(3,399)	(1,948)
Principal paydowns from investment securities available for sale	4,179	4,385
Principal paydowns from investment securities held to maturity	30	33
Purchase of FHLB stock	(14)	(29)
Purchase of premises and equipment	(912)	(2,644)
Net cash used in investing activities	(20,243)	(19,046)
Cash flows from financing activities
Net change in deposits	(8,011)	16,664
Net change in advances from borrowers for taxes and insurance	(723)	(897)
Repurchase of common stock	(350)	—
Proceeds from short-term FHLB advances	8,500	—
Net cash (used in) provided by financing activities	(584)	15,767
Net decrease in cash and cash equivalents	(19,793)	(1,575)
Cash and cash equivalents—beginning of period	28,682	11,454
Cash and cash equivalents—end of period	$8,889	$9,879
Supplemental disclosures of cash flow information:
Cash paid for taxes	$200	$200
Cash paid for interest	$4,268	$3,774

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three- and six-months period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending March 31, 2026, or any other period.

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

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15,

2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have a material impact on the Company’s consolidated balance sheets or consolidated statements of operations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires tabular disclosure of certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s consolidated financial statements.

Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Note 2 - Investment SECURITIES

The following is a summary of investment securities at September 30, 2025 and March 31, 2025:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,604	$166	$(1,389)	$22,381
GNMA bonds	4,746	43	—	4,789
FNMA bonds	26,230	315	(1,543)	25,002
Municipal bonds	8,621	—	(1,123)	7,498
Total securities available-for-sale	$63,201	$524	$(4,055)	$59,670

Securities held-to-maturity
FHLMC bonds	$58	$1	$—	$59
GNMA bonds	38	1	—	39
FNMA bonds	96	2	—	98
Total securities held-to-maturity	$192	$4	$—	$196

(dollars in thousands)	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,085	$107	$(1,726)	$21,466
GNMA bonds	5,035	34	(2)	5,067
FNMA bonds	27,237	224	(1,871)	25,590
Municipal bonds	8,622	—	(1,376)	7,246
Total securities available-for-sale	$63,979	$365	$(4,975)	$59,369

Securities held-to-maturity
FHLMC bonds	$64	$2	$—	$66
GNMA bonds	46	—	—	46
FNMA bonds	112	2	—	114
Total securities held-to-maturity	$222	$4	$—	$226

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and March 31, 2025, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$1,792	$(6)	$12,310	$(1,383)	$14,102	$(1,389)
FNMA bonds	874	(3)	11,746	(1,540)	12,620	(1,543)
Municipal bonds	—	—	7,498	(1,123)	7,498	(1,123)
Total securities available-for-sale	$2,666	$(9)	$31,554	$(4,046)	$34,220	$(4,055)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$2,919	$(39)	$12,978	$(1,687)	$15,897	$(1,726)
GNMA bonds	105	(1)	1,154	(1)	1,259	(2)
FNMA bonds	3,004	(24)	12,315	(1,847)	15,319	(1,871)
Municipal bonds	—	—	7,246	(1,376)	7,246	(1,376)
Total securities available-for-sale	$6,028	$(64)	$33,693	$(4,911)	$39,721	$(4,975)

The unrealized losses at September 30, 2025 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At September 30, 2025, all the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

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

No credit losses were determined to be present as of September 30, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the six months ended September 30, 2025.

At September 30, 2025 and March 31, 2025, investment securities with amortized cost of $43.5 million, and $44.2 million, respectively, and estimated fair value of $40.9 million and $41.0 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of September 30, 2025 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	3,012	2,932
Due after five years through ten years	2,602	2,195
Due after ten years	3,007	2,371
Mortgage-backed securities and collateralized mortgage obligations	54,580	52,172
Total	$63,201	$59,670

The Association had no sales of available for sale investment securities for the six months ended September 30, 2025 or 2024.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of September 30, 2025 and March 31, 2025 is as follows:

	September 30, 2025	March 31, 2025
	(Dollars in thousands)
Real Estate - Construction	$19,247	$15,069
Real Estate - Commercial	126,993	120,184
Real Estate - Residential	158,635	161,144
Commercial Non-Real Estate	38,692	32,007
Agriculture	51,138	42,835
Other Consumer	12,439	14,649
Land Development and Sanitary & Improvement Districts (SIDs)	15,231	16,327
Total loans	422,375	402,215
Allowance for credit losses	(5,523)	(5,441)
Net deferred origination costs & fees	(55)	(18)
Total loans, net	$416,797	$396,756

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of September 30, 2025 and March 31, 2025 were $1.8 million. Additionally, the Association had loans totaling $901,000 and $940,000 as of September 30, 2025 and March 31, 2025 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Beginning				Ending
	Allowance	Provision for	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$39	$—	$—	$285
Real Estate - Commercial	1,572	116	—	—	1,688
Real Estate - Residential	1,925	(125)	—	—	1,800
Commercial Non-Real Estate	667	128	—	—	795
Agricultural	476	83	—	—	559
Other Consumer	261	(88)	(7)	2	168
Land Development and SIDs	292	(64)	—	—	228
Total	$5,439	$89	$(7)	$2	$5,523

	Six Months Ended September 30, 2025
	Beginning				Ending
	Allowance	Provision for	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$39	$—	$—	$285
Real Estate - Commercial	1,572	116	—	—	1,688
Real Estate - Residential	1,926	(126)	—	—	1,800
Commercial Non-Real Estate	667	128	—	—	795
Agricultural	476	83	—	—	559
Other Consumer	262	(90)	(7)	3	168
Land Development and SIDs	292	(64)	—	—	228
Total	$5,441	$86	$(7)	$3	$5,523

	Three Months Ended September 30, 2024
	Beginning				Ending
	Allowance	Provision for	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$268	$21	$—	$—	$289
Real Estate - Commercial	2,044	(21)	—	—	2,023
Real Estate - Residential	1,907	(31)	—	—	1,876
Commercial Non-Real Estate	711	(53)	—	—	658
Agricultural	284	122	—	—	406
Other Consumer	392	(24)	—	2	370
Land Development and SIDs	246	(10)	—	—	236
Total	$5,852	$4	$—	$2	$5,858

	Six Months Ended September 30, 2024
	Beginning				Ending
	Allowance	(Reversal of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$43	$—	$—	$289
Real Estate - Commercial	2,245	(222)	—	—	2,023
Real Estate - Residential	1,829	47	—	—	1,876
Commercial Non-Real Estate	759	(101)	—	—	658
Agricultural	228	178	—	—	406
Other Consumer	327	44	(4)	3	370
Land Development and SIDs	226	10	—	—	236
Total	$5,860	$(1)	$(4)	$3	$5,858

The ACL on loans excludes $215,000 as of September 30, 2025 and March 31, 2025 of allowance for off-balance sheet exposures and is recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at September 30, 2025 and March 31, 2025:

	September 30, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	329	—	—
Real Estate - Residential	11	—	—
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	—	—	—
Land Development and SIDs	4	—	4
Total	$344	$—	$4

	March 31, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	359	—	—
Real Estate - Residential	150	—	68
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	—	13	9
Land Development and SIDs	807	—	39
Total	$1,316	$13	$116

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

The following tables present the credit risk profile of the Association's loan portfolio based on risk rating category and year of origination as of September 30, 2025 and March 31, 2025.

	As of September 30, 2025
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$5,620	$10,150	$2,005	$—	$—	$—	$1,472	$19,247
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$5,620	$10,150	$2,005	$—	$—	$—	$1,472	$19,247
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	7,812	20,153	13,843	26,113	25,277	31,667	63	$124,928
Special mention	—	—	—	—	—	—	—	—
Substandard	—	327	—	—	—	1,738	—	2,065
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$7,812	$20,480	$13,843	$26,113	$25,277	$33,405	$63	$126,993
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	11,406	16,228	13,943	21,072	44,213	41,452	10,074	$158,388
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	24	—	16	207	—	247
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$11,406	$16,228	$13,967	$21,072	$44,229	$41,659	$10,074	$158,635
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	10,643	5,827	4,412	2,595	1,934	7,158	5,656	$38,225
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	115	—	252	100	467
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$10,643	$5,827	$4,412	$2,710	$1,934	$7,410	$5,756	$38,692
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	5,971	15,402	1,842	2,874	2,015	3,223	18,790	$50,117
Special mention	—	—	—	—	—	—	—	—
Substandard	—	347	—	165	—	—	509	1,021
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$5,971	$15,749	$1,842	$3,039	$2,015	$3,223	$19,299	$51,138
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,480	1,975	3,971	3,965	218	784	—	$12,393
Special mention	—	—	—	—	—	—	—	—
Substandard	—	43	—	—	3	—	—	46
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$1,480	$2,018	$3,971	$3,965	$221	$784	$—	$12,439
Current year-to-date gross write-offs	7	—	—	—	—	—	—	7
Land Development and SIDs
Pass	772	1,283	1,142	5,539	5,249	1,181	—	$15,166
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	65	—	—	65
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$772	$1,283	$1,142	$5,539	$5,314	$1,181	$—	$15,231
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$43,704	$71,735	$41,182	$62,438	$78,990	$87,662	$36,664	$422,375

	As of March 31, 2025
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	17,451	14,153	26,916	25,840	3,089	30,409	140	$117,998
Special mention	—	—	—	—	—	—	—	—
Substandard	—	391	—	—	306	1,489	—	2,186
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,451	$14,544	$26,916	$25,840	$3,395	$31,898	$140	$120,184
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	18,914	19,970	22,674	46,132	31,265	12,861	9,078	$160,894
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	135	—	—	115	—	250
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$18,914	$19,970	$22,809	$46,132	$31,265	$12,976	$9,078	$161,144
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	6,549	5,670	3,613	2,790	1,775	6,563	4,551	$31,511
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	122	—	—	374	—	496
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$6,549	$5,670	$3,735	$2,790	$1,775	$6,937	$4,551	$32,007
Current year-to-date gross write-offs	13	—	—	—	—	—	—	13
Agricultural
Pass	16,635	1,763	2,927	2,069	857	2,635	15,078	$41,964
Special mention	—	—	—	—	—	—	—	—
Substandard	405	—	165	—	—	—	301	871
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,040	$1,763	$3,092	$2,069	$857	$2,635	$15,379	$42,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,779	5,021	5,252	359	224	996	—	$14,631
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	8	—	13
Doubtful	5	—	—	—	—	—	—	5
Total Other Consumer	$2,784	$5,021	$5,252	$359	$229	$1,004	$—	$14,649
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	841	1,124	6,313	5,956	552	734	—	$15,520
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	807	—	—	—	—	807
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$841	$1,124	$7,120	$5,956	$552	$734	$—	$16,327
Current year-to-date gross write-offs	605	—	—	—	—	—	—	605
Total loans	$73,388	$51,000	$69,291	$83,146	$38,073	$56,184	$31,133	$402,215

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the six months ended September 30, 2025 and March 31, 2025:

	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	September 30, 2025	Loss	Loss	the Period
September 30, 2025
Real Estate - Commercial	$329	$329	$—	$4
Real Estate - Residential	11	11	—	—
Land Development and SIDs	4	—	4	34
Total	$344	$340	$4	$38

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2025	Loss	Loss	the Period
March 31, 2025
Real Estate - Commercial	$359	$359	$—	$29
Real Estate - Residential	150	81	69	10
Commercial Non-Real Estate	13	5	8	—
Other Consumer	807	768	39	27
Total	$1,329	$1,213	$116	$66

The following is an aging analysis of the contractually past due loans as of September 30, 2025 and March 31, 2025:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
September 30, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$19,247	$19,247	$—
Real Estate - Commercial	—	—	—	—	126,993	126,993	—
Real Estate - Residential	322	383	24	729	157,906	158,635	24
Commercial Non-Real Estate	282	—	—	282	38,410	38,692	—
Agricultural	—	—	—	—	51,138	51,138	—
Other Consumer	67	261	128	456	11,983	12,439	128
Land Development and SIDs	—	—	—	—	15,231	15,231	—
Total	$671	$644	$152	$1,467	$420,908	$422,375	$152

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$15,069	$15,069	$—
Real Estate - Commercial	—	—	—	—	120,184	120,184	—
Real Estate - Residential	486	—	87	573	160,571	161,144	3
Commercial Non-Real Estate	—	9	—	9	31,998	32,007	—
Agricultural	79	—	—	79	42,756	42,835	—
Other Consumer	112	345	112	569	14,080	14,649	99
Land Development and SIDs	—	—	—	—	16,327	16,327	—
Total	$677	$354	$199	$1,230	$400,985	$402,215	$102

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the six months ended September 30, 2025 and 2024.

Note 4 - DEPOSITS

As of September 30, 2025 the scheduled maturities of time deposits are as follows:

Amount
12 Months Ending September 30,	(Dollars in thousands)
2026	$93,244
2027	34,464
2028	11,242
2029	1,141
2030 or later	80
Total time deposits	$140,171

At September 30, 2025 and March 31, 2025, the Association had $17.4 million and $7.3 million in brokered deposits.

Note 5 - Borrowings

The Company had $8.5 million in overnight borrowings outstanding from the Federal Home Loan Bank ("FHLB") of Topeka as of September 30, 2025. The Company had no outstanding borrowings as of March 31, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended September 30,		For the six months ended September 30,
	2025	2024	2025	2024
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)		(Dollars in thousands)
Average balance outstanding	$3,091	$5,208	$1,621	$3,463
Outstanding advances with the FHLB of Topeka at any month-end during the period	8,500	8,000	8,500	8,000
Outstanding advances with a private banker's bank at any month-end during the period	—	459	—	459
Total maximum amount outstanding at any month-end during the period	$8,500	$8,459	$8,500	$8,459
Average interest rate during the period	4.53%	5.68%	4.57%	5.72%

	September 30, 2025	March 31, 2025
	(Dollars in thousands)
Outstanding advances with the FHLB of Topeka	$8,500	$—
Additional borrowing capacity	37,028	45,534
Total borrowing capacity	$45,528	$45,534

The Association had remaining availability for FHLB borrowings of approximately $32.0 million at September 30, 2025 and $40.5 million at March 31, 2025. The FHLB has sole discretion to deny additional advances. $31,000 of investment securities and $54.0 million of loans were pledged as collateral for FHLB advances at September 30, 2025.

Additionally, the Association had the capacity to borrow $5.0 million at September 30, 2025 and March 31, 2025, from a private bankers’ bank.

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

As of September 30, 2025 and March 31, 2025, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since September 30, 2025, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of September 30, 2025 and March 31, 2025, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$75,554	17.71%	$34,133	8.00%	$42,666	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$70,216	16.46%	$25,600	6.00%	$34,133	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$70,216	16.46%	$19,200	4.50%	$27,733	6.50%

Tier 1 Capital (to Average Assets)	$70,216	14.05%	$19,996	4.00%	$24,995	5.00%

As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$72,977	17.83%	$32,734	8.00%	$40,918	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$67,856	16.58%	$24,551	6.00%	$32,734	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$67,856	16.58%	$18,413	4.50%	$26,597	6.50%

Tier 1 Capital (to Average Assets)	$67,856	13.78%	$19,701	4.00%	$24,626	5.00%

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

At September 30, 2025 and March 31, 2025, the Association had approved outstanding loan origination commitments of $1.6 million and $1.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at September 30, 2025 and March 31, 2025, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $45.5 million and $45.0 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
September 30, 2025
Financial assets:
Loans, net	$416,797	$—	$—	$404,325	$404,325
Financial liabilities:
Interest-bearing deposits	$344,210	$—	$306,371	$—	$306,371

March 31, 2025
Financial assets:
Loans, net	$396,756	$—	$—	$380,967	$380,967
Financial liabilities:
Interest-bearing deposits	$351,704	$—	$308,114	$—	$308,114

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of September 30, 2025 and March 31, 2025 was $59.7 million and $59.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of September 30, 2025 or March 31, 2025.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2025
Securities Available-for-sale
Mortgage-Backed Securities	$52,172	$—	$52,172	$—
Municipal Bonds	7,498	—	7,498	—
Total	$59,670	$—	$59,670	$—
March 31, 2025
Securities Available-for-sale
Mortgage-Backed Securities	$52,123	$—	$52,123	$—
Municipal Bonds	7,246	—	7,246	—
Total	$59,369	$—	$59,369	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the six months ended September 30, 2025. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and March 31, 2025:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2025
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(Income in thousands)		(Income in thousands)
Net income applicable to common shares	$882	$952	$1,870	$1,855

Average number of common shares outstanding	4,081,484	4,130,815	4,086,807	4,130,815
Less: Average unallocated ESOP shares	296,261	309,485	297,911	311,135
Average number of common shares outstanding used to calculate basic earnings per common share	3,785,223	3,821,330	3,788,896	3,819,680
Diluted potential common shares	23,428	—	17,276	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,808,651	3,821,330	3,806,172	3,819,680
Earnings per common share - basic	$0.23	$0.25	$0.49	$0.49
Earnings per common share - diluted	$0.23	$0.25	$0.49	$0.49

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

There were no contributions to the ESOP during the six months ending September 30, 2025 and 2024, as the annual loan payment is made in December. The ESOP compensation expense for six months ending September 30, 2025 and 2024 was $100,000 and $71,000, respectively.

Shares held by the ESOP were as follows:

	As of September 30,
	2025	2024
	(Dollars in thousands)
Shares allocated	36,354	23,136
Unallocated	294,111	307,329
Total ESOP shares	330,465	330,465
Fair value of unearned shares as of September 30, 2025 and 2024, respectively	$4,794	$3,860

Fair value of unearned shares is based on a stock price of $16.30 and $12.56 as of September 30, 2025 and 2024, respectively.

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

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of September 30, 2025, the Company has 89,157 stock options available for future grants under the 2024 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on retired stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented. There was no stock option activity for the three- and six-months ended September 30, 2024.

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
(Dollars in thousands)
Options, outstanding at June 30, 2025	323,924	$14.63	9.5	$159
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Options, outstanding at September 30, 2025	323,924	$14.63	9.3	541
Exercisable - End of Period	—			$—

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at March 31, 2025	308,924	$14.63	9.7	$88
Granted, May 27, 2025	15,000	14.61	9.9	8
Vested	—	—	—	—
Forfeited	—	—	—	—
Options, outstanding at September 30, 2025	323,924	$14.63	9.3	541
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of September 30, 2025, is $1.6 million over a weighted average period of 4.3 years.

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

As of September 30, 2025, the Company has 27,166 shares of restricted stock available for future grants under the 2024 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock	Shares	Weighted Average Exercise Price

Nonvested balance as of June 30, 2025	138,066	$14.64
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance as of September 30, 2025	138,066	$14.64

Restricted Stock	Shares	Weighted Average Exercise Price

Nonvested balance as of March 31, 2025	129,066	$14.64
Granted, May 27, 2025	9,000	14.61
Vested	—	—
Forfeited	—	—
Nonvested balance as of September 30, 2025	138,066	$14.64

Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2025, is $1.7 million over a weighted average period of 4.3 years.

The following table presents the stock based compensation expense for the periods presented.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$91	$—	$179	$—
Restricted stock expense	100	—	197	—
Total stock based compensation expense	$191	$—	$376	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2025 and March 31, 2025 and for the three and six months ended September 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2025 and March 31, 2025

	At September 30, 2025	At March 31, 2025
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$8,889	$28,682
Investment securities - available for sale	59,670	59,369
Investment securities - held to maturity	192	222
FHLB stock	626	612
Loans, net	416,797	396,756
Total assets	510,003	508,702
Total deposits	408,190	416,201
Total stockholders' equity	86,180	83,332

Total Assets. Total assets increased by $1.3 million, or 0.3%, to $510.0 million at September 30, 2025, compared to $508.7 million at March 31, 2025. The increase primarily reflects a $708,000, or 22.8%, increase in accrued interest receivable and a $434,000, or 3.4%, increase in premises and equipment, net. Gross loans grew by $20.1 million, or 5.0%, partially offset by a $19.8 million, or 69.0% decrease in total cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents decreased $19.8 million, or 69.0%, to $8.9 million at September 30, 2025, from $28.7 million at March 31, 2025. This decrease was primarily attributable to increased loan funding and a reduction in total deposits. Management continues to monitor liquidity based on alternative uses of funds and prevailing market conditions.

Investment Securities Available for Sale. Securities available-for-sale increased $301,000, or 0.5%, to $59.7 million at September 30, 2025, from $59.4 million at March 31, 2025. During the six-month period, we purchased $3.4 million in securities and received $4.2 million in principal payments. Additionally, net unrealized losses on the securities portfolio decreased by $1.1 million.

Gross Loans. Loans increased $20.1 million, or 5.0%, to $422.3 million at September 30, 2025, from $402.2 million at March 31, 2025. Growth was driven by increases across all loan categories except land development and SIDs, residential real estate and other consumer loans. The largest increase occurred in agricultural loans, which rose $8.3 million, or 19.4%, to $51.1 million from $42.8 million, primarily due to additional agricultural business sought by the Association.

Premises and Equipment, Net. Premises and equipment increased $434,000, or 3.4%, to $13.3 million at September 30, 2025, from $12.9 million at March 31, 2025. The increase reflects final construction billings for two new branch offices in Lincoln and Hastings, Nebraska. Both full-service branches were open to the public as of September 30, 2025, and are expected to enhance service coverage and support customer engagement.

Total Deposits. Total deposits decreased $8.0 million, or 1.9%, to $408.2 million at September 30, 2025, from $416.2 million at March 31, 2025. The decrease was primarily driven by funds leaving the Association that were held in a 1031 exchange. Management continues to actively monitor deposit balances and interest rates to maintain adequate liquidity.

Noninterest-bearing deposits decreased $517,000, or 0.8%, to $64.0 million at September 30, 2025, from $64.5 million at March 31, 2025. Time certificates of deposit increased $17.4 million, or 14.2%, to $140.1 million from $122.7 million, as long-term customers sought higher-yield deposit options. Additionally, the Association acquired $10.1 million in brokered time deposits, with a balance of $17.4 million at September 30, 2025, and $7.3 million at March 31, 2025.

Borrowings. Outstanding borrowings increased to $8.5 million at September, 30 2025, compared to no borrowings at March 31, 2025. While borrowings have been limited in recent periods, the Association has generally utilized deposit growth to fund operations. Management remains prepared to access FHLB advances if necessary to support additional loan funding.

Stockholders' Equity. Stockholders' equity increased $2.9 million, or 3.4% to $86.2 million at September 30, 2025, from $83.3 million at March 31, 2025. The increase was primarily driven by net income of $1.9 million and a $1.1 million decrease in unrealized losses on securities valuations, net of tax, partially offset by share repurchases under the Company's stock repurchase program. The decrease in the unrealized losses reflects changes in market interest rates during the six-month period ended September 30, 2025.

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. The program may be suspended, terminated or modified at any time based on market conditions, repurchase costs, alternative investment opportunities, liquidity, and other factors. Repurchases will be made at management’s discretion at prices deemed attractive and in the best interests of the Company and its stockholders, subject to availability, market conditions, trading price, alternative uses of capital, and financial performance. Open market purchases will comply with Rule 10b-18 of the Securities and

Exchange Commission and other applicable requirements. As of September 30, 2025, 148,457 shares remained available for repurchase. During the six months ended September 30, 2025, the Company repurchased 23,404 shares at a weighted average price of $14.96, for a total of $345,000.

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

	For the Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$409,853	$6,188	6.04%	$388,854	$5,596	5.76%
Mortgage-backed securities	53,069	534	4.02%	52,978	490	3.70%
Investment securities (1)	7,314	42	2.30%	7,228	42	2.32%
Interest-bearing deposits and other	6,632	21	1.27%	5,707	21	1.47%
Total interest-earning assets	476,868	6,785	5.69%	454,767	6,149	5.41%
Non-interest-earning assets	24,669			16,562
Total assets	$501,537			$471,329

Interest-bearing liabilities:
Savings accounts	$46,054	$102	0.89%	$42,330	$39	0.37%
Money market accounts	32,337	197	2.44%	27,650	148	2.14%
NOW accounts	127,444	562	1.76%	120,453	499	1.66%
Certificates of deposit	116,678	1,151	3.95%	105,508	1,178	4.47%
Individual retirement accounts	17,560	153	3.49%	16,618	153	3.68%
Total interest-bearing deposits	340,073	2,165	2.55%	312,559	2,017	2.58%
Borrowings	3,091	35	4.53%	5,208	74	5.68%
Total interest-bearing liabilities	343,164	2,200	2.56%	317,767	2,091	2.63%
Other non-interest-bearing liabilities	90,276			92,827
Total liabilities	433,440			410,594
Total equity	68,097			60,735
Total liabilities and total equity	$501,537			$471,329
Net interest income		$4,585			$4,058
Net interest rate spread (2)			3.13%			2.78%
Net interest-earning assets (3)	$133,704			$137,000
Net interest margin (4)			3.85%			3.57%
Average interest-earning assets to interest-bearing liabilities	138.96%			143.11%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$406,736	$12,087	5.94%	$383,624	$10,904	5.68%
Mortgage-backed securities	53,357	1,076	4.03%	53,421	981	3.67%
Investment securities (1)	7,239	84	2.32%	7,168	84	2.34%
Interest-bearing deposits and other	10,337	119	2.30%	7,607	91	2.39%
Total interest-earning assets	477,669	13,366	5.60%	451,820	12,060	5.34%
Non-interest-earning assets	24,109			15,847
Total assets	$501,778			$467,667

Interest-bearing liabilities:
Savings accounts	$46,173	$193	0.84%	$42,510	$78	0.37%
Money market accounts	30,974	374	2.41%	26,380	277	2.10%
NOW accounts	133,882	1,176	1.76%	123,193	1,017	1.65%
Certificates of deposit	111,938	2,211	3.95%	101,820	2,258	4.44%
Individual retirement accounts	17,322	299	3.45%	16,880	307	3.64%
Total interest-bearing deposits	340,289	4,253	2.50%	310,783	3,937	2.53%
Borrowings	1,621	37	4.57%	3,463	99	5.72%
Total interest-bearing liabilities	341,910	4,290	2.51%	314,246	4,036	2.57%
Other non-interest-bearing liabilities	92,924			93,923
Total liabilities	434,834			408,169
Total equity	66,944			59,498
Total liabilities and total equity	$501,778			$467,667
Net interest income		$9,076			$8,024
Net interest rate spread (2)			3.09%			2.77%
Net interest-earning assets (3)	$135,759			$137,574
Net interest margin (4)			3.80%			3.55%
Average interest-earning assets to interest-bearing liabilities	139.71%			143.78%

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2025 and 2024

General. Net income was $882,000 for the three months ended September 30, 2025, compared to $952,000 for the same period in 2024. For the six months ended September 30, 2025 and 2024, net income remained consistent at $1.9 million..

Interest and Dividend Income. Interest and dividend income increased $636,000, or 10.3%, to $6.8 million for the three months ended September 30, 2025, compared to $6.1 million for the same period in 2024. The increase was primarily driven by higher yields on interest-earning assets and loan growth.

Interest income on loans increased $592,000, or 10.6%, to $6.2 million for the three months ended September 30, 2025 from $5.6 million for the same period in 2024. The average balance of loans rose $21.0 million, or 5.4%, to $409.9 million from $388.9 million. Yield on loans increased 28 basis points to 6.04% from 5.76%, reflecting loan growth and the repricing of existing loans.

Interest income on securities increased $44,000, or 8.3%, to $576,000 for the three months ended September 30, 2025 from $532,000 for the the same period in 2024, due to a 28 basis point increase in average yield to 3.82% from 3.54%. The average balance of securities increased slightly to $60.4 million from $60.2 million.

Interest and dividend income increased $1.3 million, or 10.8%, to $13.4 million for the six months ended September 30, 2025 from $12.1 million in 2024.

Interest income on loans increased $1.2 million, or 10.8%, to $12.1 million for the six months ended September 30, 2025 from $10.9 million for the same period in 2024. The average balance of loans rose $23.1 million, or 6.0%, to $406.7 million from $383.6 million. Yield on loans increased 26 basis points to 5.94% from 5.68%. The increase in yield was driven by loan growth and the repricing of existing loans during the period.

Interest income on securities increased $95,000, or 8.9%, to $1.2 million for the six months ended September 30, 2025 from $1.1 million for the same period in 2024, due to a 31 basis point increase in the average yield to 3.83% from 3.52%. The average balance of securities remained flat at $60.6 million.

Interest Expense. Interest expense increased $109,000, or 5.2%, to $2.2 million for the three months ended September 30, 2025, compared to $2.1 million for the same period in 2024. While average yields on certificates of deposit and IRAs decreased, rates on savings, money market and NOW accounts were higher.

Interest expense on deposits increased $148,000, or 7.3%, to $2.2 million for the three months ended September 30, 2025, compared to $2.0 million for the same period in 2024. The increase was driven by higher average balances across all interest-bearing accounts and increased yields on savings, money market, and NOW accounts, partially offset by lower yields on certificates of deposit and IRAs.

Interest expense increased $254,000, or 6.3%, to $4.3 million for the six months ended September 30, 2025, compared to $4.0 million for the same period in 2024. While average yields on certificates of deposit and IRAs decreased, rates on savings, money market and NOW accounts were higher.

Interest expense on deposits increased $316,000, or 8.0%, to $4.2 million for the six months ended September 30, 2025, compared to $3.9 million for the same period in 2024. The increase was due to higher average balances and increased yields on savings, money market, and NOW accounts, offset by lower yields on certificates of deposit and IRAs.

Net Interest Income. Net interest income before provision for credit losses increased $527,000, or 13.0%, to $4.6 million for the three months ended September 30, 2025 compared to $4.1 million for the same period in 2024.

Our interest rate spread increased 35 basis points to 3.13% for the three months ended September 30, 2025, compared to 2.78% for the same period in 2024. Our net interest margin increased 28 basis points to 3.85% for the three months ended September 30, 2025 compared to 3.57% for the same period in 2024.

Net interest income before provision for credit losses increased $1.1 million, or 13.1%, to $9.1 million for the six months ended September 30, 2025 compared to $8.0 million for the same period in 2024.

Our interest rate spread increased 32 basis points to 3.09% for the six months ended September 30, 2025, compared to 2.77% for the same period in 2024. Our net interest margin increased 25 basis points to 3.80% for the six months ended September 30, 2025, compared to 3.55% for the same period in 2024.

Provision for Credit Losses. During the three months ended September 30, 2025, we recorded a provision for credit losses of $89,000 and $4,000 for the same period in 2024.

During the six months ended September 30, 2025, we recorded a provision for credit losses of $86,000, compared to a reversal of provision for credit losses of $1,000 for the same period in 2024.

We will continue to evaluate the estimated future credit loss impact of current market conditions, which will depend on credit quality, macroeconomic forecasts, and the composition of our loan and securities portfolios. In addition, the OCC periodically reviews our allowance for credit losses as part of its examination process, which may result in adjustments.

Non-Interest Income. The following table shows the components of non-interest income for periods presented.

	For the three months ended September 30,		For the six months ended September 30,
Non-interest income:	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Servicing fees on loans	$33	$36	$64	$68
Service charges on deposit accounts	197	199	389	391
Interchange income	327	326	655	648
Gain on sale of loans	98	43	175	91
Gain from real estate owned and other repossessed assets, net	—	1	1	1
Other non-interest income	24	19	49	37
Total non-interest income	$679	$624	$1,333	$1,236

Noninterest income increased $55,000, or 8.8%, to $679,000 for the three months ended September 30, 2025, compared to $624,000 for the same period in 2024. The increase was primarily due to gains on sale of loans, which rose $55,000, or 127.9%, to $98,000 from $48,000.

Noninterest income increased $97,000, or 7.8%, to $1.3 million for the six months ended September 30, 2025, compared to $1.2 million for the same period in 2024. The increase was primarily due to the gains on sale of loan,s which rose $84,000, or 92.3%, to $175,000 from $91,000.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	For the three months ended September 30,		For the six months ended September 30,
Non-interest expense:	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$2,194	$1,938	$4,297	$3,781
Occupancy and equipment	429	270	747	522
Data processing	514	522	1,014	984
Federal deposit insurance premiums	52	49	103	93
Debit card processing	70	70	134	134
Advertising	102	71	193	146
Other general and administrative expenses	699	601	1,491	1,334
Total non-interest expense	$4,060	$3,521	$7,979	$6,994

Non-interest expense increased $539,000, or 15.3% to $4.1 million for the three months ended September 30, 2025, compared to $3.5 million for the same period in 2024. The largest increase in non-interest expense during the three months ended September 30, 2025 was in salaries and employee benefits, which rose $256,000, or 13.2%, to $2.2 million, compared to $1.9 million for the same period in 2024. These increases were primarily due to higher staffing levels and costs associated with the 2024 Equity Incentive Plan. Occupancy and equipment expense increased $159,000, or 58.9%, to $429,000 for the three months ended September 30, 2025, compared to $270,000 for the same period in 2024. This increase is due to maintenance, utilities, and depreciation related to new branches in Hastings and Lincoln. Other general and administrative expenses increased $98,000, or 16.3%, to $699,000 for the three months ended September 30, 2025, compared to $601,000 for the same period in 2024, due to higher insurance, audit, and consulting fees related to public filing and regulatory compliance.

Non-interest expense increased $985,000, or 14.1% to $8.0 million for the six months ended September 30, 2025, compared to $7.0 million for the same period in 2024. The largest increase in non-interest expense during the six months ended September 30, 2025 was salaries and employee benefits, which rose $516,000, or 13.6%, to $4.3 million, compared to $3.8 million for the same period in 2024. These increases were primarily due to higher staffing levels and costs associated with the 2024 Equity Incentive Plan. Occupancy and equipment expense increased $225,000, or 43.1%, to $747,000 for the six months ended September 30, 2025, compared to $522,000 for the same period in 2024. This increase is due to maintenance, utilities, and depreciation related to new branches in Hastings and Lincoln. Other general and administrative expenses increased $157,000, or 11.8%, to $1.5 million for the six months ended September 30, 2025, compared to $1.3 million for the same period in 2024, due to higher insurance, audit, and consulting fees related to public filing and regulatory compliance.

Income Tax Expense. Income tax expense was $233,000 for the three months ended September 30, 2025, compared to $205,000 for the same period in 2024, resulting in effective tax rates of 20.9% and 17.7%, respectively.

Income tax expense was $474,000 for the six months ended September 30, 2025, compared to $412,000 for the same period in 2024, resulting in effective tax rates of 20.2% and 18.2%, respectively.

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

The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$18,958	(0.57)%
300	19,004	(0.33)
200	19,035	(0.17)
100	19,058	(0.05)
Base	19,067	—
(100)	19,057	(0.05)
(200)	19,036	(0.16)
(300)	19,018	(0.26)
(400)	18,989	(0.41)

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at September 30, 2025, we would have experienced a 0.17% decrease in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.16% decrease in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$114,829	$2,675	2.39%	25.74%	301
300	115,779	3,625	3.23	25.33	260
200	115,774	3,620	3.23	24.70	197
100	114,519	2,365	2.11	23.83	110
Base	112,154	—	—	22.73	—
(100)	110,743	(1,411)	(1.26)	21.95	(78)
(200)	100,858	(11,296)	(10.07)	19.60	(313)
(300)	87,408	(24,746)	(22.06)	16.70	(603)
(400)	76,155	(35,999)	(32.10)	14.31	(842)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at September 30, 2025, we would have experienced a 3.23% increase in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 10.07% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. The Association had remaining availability for FHLB borrowings of approximately $32.0 million at September 30, 2025. The FHLB has sole discretion to deny additional advances. We could significantly increase our borrowing capacity from the FHLB of Topeka if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed. Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at September 30, 2025.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.

For the six months ended September 30, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $19.8 million, reflecting cash provided by operating activities of $1.0 million, offset by cash used in investing activities of $20.2 million and cash used in investing activities of $584,000.

Net cash provided by operating activities amounted to $1.0 million, primarily due to net income of $1.9 million, depreciation of $478,000, stock based compensation of $376,000 and changes of other assets of $170,000, partially offset by changes in accrued expenses and other liabilities of $1.6 million and accrued interest receivable of $708,000. Net cash used in investing activities amounted to $20.2 million, primarily due to a net increase in loans of $20.1 million and the purchase of available-for-sale investment securities of $3.4 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $4.2 million. Net cash used in financing activities amounted to $584,000, primarily due to a decrease in deposits of $8.0 million, partially offset by proceeds from short term FHLB advances of $8.5 million.

For the six months ended September 30, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $1.6 million, reflecting cash provided in operating activities of $1.7 million and cash provided in financing activities of $15.8 million, partially offset by cash used in investing activities of $19.0 million.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2025, and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2025	2,355	$15.00	2,355	152,042
August 1 - August 31, 2025	2,500	15.26	2,500	149,542
September 1 - September 30, 2025	1,085	15.79	1,085	148,457
Total	5,940	$15.26	5,940

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. 148,457 shares remain available to be repurchased under the program as of September 30, 2025.

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

Central Plains Bancshares, Inc.

Date: November 13, 2025	By:	/s/ Dannel R. Garness
Dannel R. Garness
President and Chief Executive Officer

Date: November 13, 2025	By:	/s/ Bradley M. Kool
Bradley M. Kool Executive Vice President and Chief Financial Officer