Form 10-Q
period 2025-12-31
Central Plains Bancshares, Inc.
filed 2026-02-11
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 11, 2026, the registrant had 4,205,255 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025 (unaudited)	March 31, 2025
	(Dollars in thousands)
Assets:
Cash and due from banks	$7,731	$7,611
Interest-bearing deposits in other banks	20,377	21,071
Total cash and cash equivalents	28,108	28,682
Investment securities - available for sale	58,889	59,369
Investment securities - held to maturity	184	222
Loans, net of unearned income	430,243	402,197
Allowance for credit losses on loans	(5,586)	(5,441)
Loans, net	424,657	396,756
Accrued interest receivable	3,318	3,101
Federal Home Loan Bank (FHLB) stock - at cost	633	612
Premises and equipment, net	13,173	12,938
Deferred income taxes	2,364	2,703
Mortgage servicing rights	410	380
Other assets	4,002	3,939
Total assets	$535,738	$508,702
Liabilities:
Deposits:
Non-interest-bearing deposits	$62,008	$64,497
Interest-bearing
Demand and NOW checking	145,407	152,782
Money market	36,442	30,718
Savings	47,531	45,476
Time deposits over $250,000	34,834	28,590
Other time deposits	113,742	94,138
Total deposits	439,964	416,201
Pension liability	1,338	1,459
Advances from borrowers for taxes and insurance	1,649	1,834
Accrued interest payable	1,721	1,716
Accounts payable, accrued expenses and other liabilities	3,308	4,160
Total liabilities	447,980	425,370
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,205,255 shares issued and outstanding at December 31, 2025 and 4,231,742 shares issued and outstanding at March 31, 2025)	41	41
Additional paid-in capital	39,535	39,265
Retained earnings	53,507	50,652
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(2,908)	(3,007)
Accumulated other comprehensive loss, net	(2,417)	(3,619)
Total stockholders' equity	87,758	83,332
Total liabilities and stockholders' equity	$535,738	$508,702

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$6,574	$5,648	$18,661	$16,552
Investment securities	558	529	1,718	1,594
FHLB stock	7	8	21	24
Federal funds sold	32	62	137	137
Total interest and dividend income	7,171	6,247	20,537	18,307
Interest expense:
Deposits	2,294	2,115	6,547	6,052
Borrowings	22	—	59	99
Total interest expense	2,316	2,115	6,606	6,151
Net interest income before provision for credit losses	4,855	4,132	13,931	12,156
Provision for credit losses	—	57	86	56
Net interest income after provision for credit losses	4,855	4,075	13,845	12,100
Non-interest income:
Servicing fees on loans	37	32	101	100
Service charges on deposit accounts	201	219	590	610
Interchange income	310	320	965	968
Gain on sale of loans	96	63	271	154
Gain from real estate owned and other repossessed assets, net	—	—	1	1
Other non-interest income	60	22	109	59
Total non-interest income	704	656	2,037	1,892
Non-interest expense:
Salaries and employee benefits	2,243	1,948	6,540	5,729
Occupancy and equipment	420	266	1,167	788
Data processing	523	476	1,537	1,460
Federal deposit insurance premiums	50	48	153	141
Debit card processing	69	66	203	200
Advertising	110	86	303	232
Other general and administrative expenses	669	650	2,160	1,984
Total non-interest expense	4,084	3,540	12,063	10,534
Income before income tax expense	1,475	1,191	3,819	3,458
Income tax expense	300	240	774	652
Net income	$1,175	$951	$3,045	$2,806
Earnings per share - basic	$0.31	$0.25	$0.80	$0.73
Earnings per share - diluted	$0.31	$0.25	$0.80	$0.73
Weighted average shares outstanding - basic	3,784,169	3,841,247	3,787,315	3,826,895
Weighted average shares outstanding - diluted	3,809,046	3,841,247	3,807,125	3,826,895

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Net income	$1,175	$951
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	443	(1,580)
Other comprehensive income (loss), before tax	443	(1,580)
Income tax (expense) benefit for other comprehensive income	(93)	332
Total other comprehensive income (loss), net of tax	350	(1,248)
Comprehensive income (loss)	$1,525	$(297)

	For the Nine Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Net income	$3,045	$2,806
Other comprehensive income:
Unrealized holding gains arising during the period on available-for-sale securities	1,522	221
Other comprehensive income, before tax	1,522	221
Income tax expense for other comprehensive income	(320)	(45)
Total other comprehensive income, net of tax	1,202	176
Comprehensive income	$4,247	$2,982

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended December 31, 2024
Balance at September 30, 2024	4,130,815	$41	$39,323	$48,985	$(3,649)	$(3,073)	$81,627
Net income	—	—	—	951	—	—	951
ESOP shares committed to be released	—	—	14	—	—	33	47
Stock purchased and retired	(9,386)	—	(94)	(43)	—	—	(137)
Stock based compensation	—	—	26	—	—	—	26
Issuance of common shares for restricted stock plan	49,566	—	—	—	—	—	—
Other comprehensive loss - net of tax	—	—	—	—	(1,248)	—	(1,248)
Balance at December 31, 2024	4,170,995	$41	$39,269	$49,893	$(4,897)	$(3,040)	$81,266

	For the three months ended December 31, 2025
Balance at September 30, 2025	4,217,338	$41	$39,442	$52,405	$(2,767)	$(2,941)	$86,180
Net income	—	—	—	1,175	—	—	1,175
ESOP shares committed to be released	—	—	21	—	—	33	54
Stock purchased and retired	(12,083)	—	(121)	(73)	—	—	(194)
Stock based compensation	—	—	193	—	—	—	193
Other comprehensive income - net of tax	—	—	—	—	350	—	350
Balance at December 31, 2025	4,205,255	$41	$39,535	$53,507	$(2,417)	$(2,908)	$87,758

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the nine months ended December 31, 2024
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	2,806	—	—	2,806
ESOP shares committed to be released	—	—	19	—	—	99	118
Stock purchased and retired	(9,386)	—	(94)	(43)	—	—	(137)
Stock based compensation	—	—	26	—	—	—	26
Issuance of common shares for restricted stock plan	49,566	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	176	—	176
Balance at December 31, 2024	4,170,995	$41	$39,269	$49,893	$(4,897)	$(3,040)	$81,266

	For the nine months ended December 31, 2025
Balance at March 31, 2025	4,231,742	$41	$39,265	$50,652	$(3,619)	$(3,007)	$83,332
Net income	—	—	—	3,045	—	—	3,045
ESOP shares committed to be released	—	—	55	—	—	99	154
Stock purchased and retired	(35,487)	—	(354)	(190)	—	—	(544)
Stock based compensation	—	—	569	—	—	—	569
Issuance of common shares for the restricted stock plan	9,000	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	1,202	—	1,202
Balance at December 31, 2025	4,205,255	$41	$39,535	$53,507	$(2,417)	$(2,908)	$87,758

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities
Net income	$3,045	$2,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	737	389
Gain on sale of loans	(271)	(154)
Amortization of premium and accretion of discount on securities, net	(11)	62
Deferred income tax expense	19	1
Provision for credit losses	86	56
Origination of loans held for sale	(18,703)	(10,326)
Proceeds from sales of loans held for sale	18,974	10,480
ESOP expense	154	118
Stock based compensation	569	26
Change in assets and liabilities:
Accrued interest receivable	(217)	(610)
Mortgage servicing rights	(30)	22
Other assets	(63)	381
Accrued interest payable	5	(227)
Accounts payable, accrued expenses and other liabilities	(973)	(646)
Net cash provided by operating activities	3,321	2,378
Cash flows from investing activities
Net change in loans	(27,987)	(24,664)
Purchase of investment securities available for sale	(4,387)	(3,026)
Principal paydowns from investment securities available for sale	6,400	6,508
Principal paydowns from investment securities held to maturity	38	51
Purchase of FHLB stock	(21)	(28)
Purchase of premises and equipment	(972)	(4,798)
Net cash used in investing activities	(26,929)	(25,957)
Cash flows from financing activities
Net change in deposits	23,763	19,203
Net change in advances from borrowers for taxes and insurance	(185)	(303)
Repurchase of common stock	(544)	(137)
Net cash provided by financing activities	23,034	18,763
Net decrease in cash and cash equivalents	(574)	(4,816)
Cash and cash equivalents—beginning of period	28,682	11,454
Cash and cash equivalents—end of period	$28,108	$6,638
Supplemental disclosures of cash flow information:
Cash paid for taxes	$400	$300
Cash paid for interest	$6,601	$6,378

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three- and nine-months period ended December 31, 2025, are not necessarily indicative of the results that may be expected for the year ending March 31, 2026, or any other period.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at December 31, 2025 and March 31, 2025:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$22,741	$221	$(1,276)	$21,686
GNMA bonds	4,534	57	—	4,591
FNMA bonds	26,080	344	(1,385)	25,039
Municipal bonds	8,622	—	(1,049)	7,573
Total securities available-for-sale	$61,977	$622	$(3,710)	$58,889

Securities held-to-maturity
FHLMC bonds	$56	$1	$—	$57
GNMA bonds	36	—	—	36
FNMA bonds	92	2	—	94
Total securities held-to-maturity	$184	$3	$—	$187

(dollars in thousands)	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,085	$107	$(1,726)	$21,466
GNMA bonds	5,035	34	(2)	5,067
FNMA bonds	27,237	224	(1,871)	25,590
Municipal bonds	8,622	—	(1,376)	7,246
Total securities available-for-sale	$63,979	$365	$(4,975)	$59,369

Securities held-to-maturity
FHLMC bonds	$64	$2	$—	$66
GNMA bonds	46	—	—	46
FNMA bonds	112	2	—	114
Total securities held-to-maturity	$222	$4	$—	$226

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and March 31, 2025, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$—	$—	$11,394	$(1,276)	$11,394	$(1,276)
FNMA bonds	988	(1)	11,490	(1,384)	12,478	(1,385)
Municipal bonds	—	—	7,573	(1,049)	7,573	(1,049)
Total securities available-for-sale	$988	$(1)	$30,457	$(3,709)	$31,445	$(3,710)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$2,919	$(39)	$12,978	$(1,687)	$15,897	$(1,726)
GNMA bonds	105	(1)	1,154	(1)	1,259	(2)
FNMA bonds	3,004	(24)	12,315	(1,847)	15,319	(1,871)
Municipal bonds	—	—	7,246	(1,376)	7,246	(1,376)
Total securities available-for-sale	$6,028	$(64)	$33,693	$(4,911)	$39,721	$(4,975)

The unrealized losses at December 31, 2025 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At December 31, 2025, all the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

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

No credit losses were determined to be present as of December 31, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the nine months ended December 31, 2025.

At December 31, 2025 and March 31, 2025, investment securities with amortized cost of $23.3 million, and $44.2 million, respectively, and estimated fair value of $22.1 million and $41.0 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of December 31, 2025 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$1,063	$1,044
Due after one year through five years	2,382	2,276
Due after five years through ten years	2,843	2,374
Due after ten years	2,334	1,879
Mortgage-backed securities and collateralized mortgage obligations	53,355	51,316
Total	$61,977	$58,889

The Association had no sales of available for sale investment securities for the nine months ended December 31, 2025 or 2024.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of December 31, 2025 and March 31, 2025 is as follows:

	December 31, 2025	March 31, 2025
	(Dollars in thousands)
Real Estate - Construction	$25,062	$15,069
Real Estate - Commercial	129,128	120,184
Real Estate - Residential	161,228	161,144
Commercial Non-Real Estate	44,834	32,007
Agriculture	44,520	42,835
Other Consumer	11,381	14,649
Land Development and Sanitary & Improvement Districts (SIDs)	14,155	16,327
Total loans	430,308	402,215
Allowance for credit losses	(5,586)	(5,441)
Net deferred origination costs & fees	(65)	(18)
Total loans, net	$424,657	$396,756

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of December 31, 2025 and March 31, 2025 were $1.8 million. Additionally, the Association had loans totaling $881,000 and $940,000 as of December 31, 2025 and March 31, 2025 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025
	Beginning				Ending
	Allowance	Provision for	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$285	$—	$—	$—	$285
Real Estate - Commercial	1,688	—	—	—	1,688
Real Estate - Residential	1,800	—	—	—	1,800
Commercial Non-Real Estate	795	—	—	—	795
Agricultural	559	—	—	—	559
Other Consumer	168	—	—	—	168
Land Development and SIDs	228	—	—	63	291
Total	$5,523	$—	$—	$63	$5,586

	Nine Months Ended December 31, 2025
	Beginning				Ending
	Allowance	Provision for	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$39	$—	$—	$285
Real Estate - Commercial	1,572	116	—	—	1,688
Real Estate - Residential	1,926	(126)	—	—	1,800
Commercial Non-Real Estate	667	128	—	—	795
Agricultural	476	83	—	—	559
Other Consumer	262	(90)	(7)	3	168
Land Development and SIDs	292	(64)	—	63	291
Total	$5,441	$86	$(7)	$66	$5,586

	Three Months Ended December 31, 2024
	Beginning				Ending
	Allowance	Provision for	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$289	$(2)	$—	$—	$287
Real Estate - Commercial	2,023	60	—	—	2,083
Real Estate - Residential	1,876	(8)	—	—	1,868
Commercial Non-Real Estate	658	(14)	—	—	644
Agricultural	406	82	—	—	488
Other Consumer	370	(75)	—	—	295
Land Development and SIDs	236	14	—	—	250
Total	$5,858	$57	$—	$—	$5,915

	Nine Months Ended December 31, 2024
	Beginning				Ending
	Allowance	(Reversal of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$41	$—	$—	$287
Real Estate - Commercial	2,245	(162)	—	—	2,083
Real Estate - Residential	1,829	39	—	—	1,868
Commercial Non-Real Estate	759	(115)	—	—	644
Agricultural	228	260	—	—	488
Other Consumer	327	(31)	(4)	3	295
Land Development and SIDs	226	24	—	—	250
Total	$5,860	$56	$(4)	$3	$5,915

The ACL on loans excludes $215,000 as of December 31, 2025 and March 31, 2025 of allowance for off-balance sheet exposures and is recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at December 31, 2025 and March 31, 2025:

	December 31, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	—	—	—
Real Estate - Residential	79	—	—
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	3	—	—
Land Development and SIDs	—	—	—
Total	$82	$—	$—

	March 31, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	359	—	—
Real Estate - Residential	150	—	68
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	—	13	9
Land Development and SIDs	807	—	39
Total	$1,316	$13	$116

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

The following tables present the credit risk profile of the Association's loan portfolio based on risk rating category and year of origination as of December 31, 2025 and March 31, 2025.

	As of December 31, 2025
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$9,338	$11,936	$2,004	$—	$—	$—	$1,784	$25,062
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$9,338	$11,936	$2,004	$—	$—	$—	$1,784	$25,062
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	16,197	17,189	13,642	25,867	25,000	29,415	55	$127,365
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	385	—	—	1,378	—	1,763
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$16,197	$17,189	$14,027	$25,867	$25,000	$30,793	$55	$129,128
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	18,363	15,549	12,633	20,472	43,013	40,117	10,755	$160,902
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	37	16	273	—	326
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$18,363	$15,549	$12,633	$20,509	$43,029	$40,390	$10,755	$161,228
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	20,288	5,802	3,973	1,668	1,641	5,290	5,729	$44,391
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	112	—	231	100	443
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$20,288	$5,802	$3,973	$1,780	$1,641	$5,521	$5,829	$44,834
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	7,074	13,853	1,310	2,746	1,941	2,859	13,742	$43,525
Special mention	—	—	—	—	—	—	—	—
Substandard	—	347	—	165	—	—	483	995
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$7,074	$14,200	$1,310	$2,911	$1,941	$2,859	$14,225	$44,520
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,775	1,761	3,540	3,480	166	611	—	$11,333
Special mention	—	—	—	—	—	—	—	—
Substandard	—	42	3	—	3	—	—	48
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$1,775	$1,803	$3,543	$3,480	$169	$611	$—	$11,381
Current year-to-date gross write-offs	7	—	—	—	—	—	—	7
Land Development and SIDs
Pass	767	939	1,141	5,328	5,079	901	—	$14,155
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$767	$939	$1,141	$5,328	$5,079	$901	$—	$14,155
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$73,802	$67,418	$38,631	$59,875	$76,859	$81,075	$32,648	$430,308

	As of March 31, 2025
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	17,451	14,153	26,916	25,840	3,089	30,409	140	$117,998
Special mention	—	—	—	—	—	—	—	—
Substandard	—	391	—	—	306	1,489	—	2,186
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,451	$14,544	$26,916	$25,840	$3,395	$31,898	$140	$120,184
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	18,914	19,970	22,674	46,132	31,265	12,861	9,078	$160,894
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	135	—	—	115	—	250
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$18,914	$19,970	$22,809	$46,132	$31,265	$12,976	$9,078	$161,144
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	6,549	5,670	3,613	2,790	1,775	6,563	4,551	$31,511
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	122	—	—	374	—	496
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$6,549	$5,670	$3,735	$2,790	$1,775	$6,937	$4,551	$32,007
Current year-to-date gross write-offs	13	—	—	—	—	—	—	13
Agricultural
Pass	16,635	1,763	2,927	2,069	857	2,635	15,078	$41,964
Special mention	—	—	—	—	—	—	—	—
Substandard	405	—	165	—	—	—	301	871
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,040	$1,763	$3,092	$2,069	$857	$2,635	$15,379	$42,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,779	5,021	5,252	359	224	996	—	$14,631
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	8	—	13
Doubtful	5	—	—	—	—	—	—	5
Total Other Consumer	$2,784	$5,021	$5,252	$359	$229	$1,004	$—	$14,649
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	841	1,124	6,313	5,956	552	734	—	$15,520
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	807	—	—	—	—	807
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$841	$1,124	$7,120	$5,956	$552	$734	$—	$16,327
Current year-to-date gross write-offs	605	—	—	—	—	—	—	605
Total loans	$73,388	$51,000	$69,291	$83,146	$38,073	$56,184	$31,133	$402,215

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the nine months ended December 31, 2025 and March 31, 2025:

	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	December 31, 2025	Loss	Loss	the Period
December 31, 2025
Real Estate - Residential	$79	$79	$—	$2
Other Consumer	3	3	—	—
Total	$82	$82	$—	$2

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2025	Loss	Loss	the Period
March 31, 2025
Real Estate - Commercial	$359	$359	$—	$29
Real Estate - Residential	150	81	69	10
Commercial Non-Real Estate	13	5	8	—
Other Consumer	807	768	39	27
Total	$1,329	$1,213	$116	$66

The following is an aging analysis of the contractually past due loans as of December 31, 2025 and March 31, 2025:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
December 31, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$25,062	$25,062	$—
Real Estate - Commercial	—	—	—	—	129,128	129,128	—
Real Estate - Residential	649	284	126	1,059	160,169	161,228	126
Commercial Non-Real Estate	6	—	—	6	44,828	44,834	—
Agricultural	—	—	—	—	44,520	44,520	—
Other Consumer	77	244	184	505	10,876	11,381	184
Land Development and SIDs	—	—	—	—	14,155	14,155	—
Total	$732	$528	$310	$1,570	$428,738	$430,308	$310

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$15,069	$15,069	$—
Real Estate - Commercial	—	—	—	—	120,184	120,184	—
Real Estate - Residential	486	—	87	573	160,571	161,144	3
Commercial Non-Real Estate	—	9	—	9	31,998	32,007	—
Agricultural	79	—	—	79	42,756	42,835	—
Other Consumer	112	345	112	569	14,080	14,649	99
Land Development and SIDs	—	—	—	—	16,327	16,327	—
Total	$677	$354	$199	$1,230	$400,985	$402,215	$102

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the nine months ended December 31, 2025 and 2024.

Note 4 - DEPOSITS

As of December 31, 2025 the scheduled maturities of time deposits are as follows:

Amount
12 Months Ending December 31,	(Dollars in thousands)
2026	$88,878
2027	41,349
2028	17,311
2029	988
2030 or later	50
Total time deposits	$148,576

At December 31, 2025 and March 31, 2025, the Association had $27.6 million and $7.3 million in brokered deposits.

Note 5 - Borrowings

At December 31, 2025 and March 31, 2025, the Company had no outstanding borrowings.

On November 7, 2025, the Association was approved for a line of credit to borrow funds from the Federal Reserve Bank (“FRB”) Discount Window (“Discount Window”). The Association has pledged commercial real estate loans as security with a carrying value of $23.0 million to secure borrowings through the Discount Window, if needed. While the Association has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at December 31, 2025. The Association had remaining availability for FRB borrowings of approximately $10.0 million at December 31, 2025

FHLB advances are secured under a blanket collateral agreement. The Association had remaining availability for FHLB borrowings of approximately $47.0 million at December 31, 2025 and $40.5 million at March 31, 2025. The FHLB has sole discretion to deny additional advances. $27,000 of investment securities and $80.0 million of loans were pledged as collateral for FHLB advances at December 31, 2025.

Additionally, the Association had the capacity to borrow $5.0 million at December 31, 2025 and March 31, 2025, from a private bankers’ bank.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended December 31,		For the nine months ended December 31,
	2025	2024	2025	2024
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)		(Dollars in thousands)
Average balance outstanding	$2,085	$42	$1,765	$1,064
Outstanding advances with the FHLB of Topeka at any month-end during the period	—	—	8,500	8,000
Outstanding advances with the Federal Reserve Bank at any month-end during the period	—	—	—	—
Outstanding advances with a private banker's bank at any month-end during the period	—	—	—	459
Total maximum amount outstanding at any month-end during the period	$—	$—	$8,500	$8,459
Average interest rate during the period	4.22%	4.83%	4.46%	5.44%

	December 31, 2025	March 31, 2025
	(Dollars in thousands)
Outstanding advances with the FHLB of Topeka	$—	$—
Outstanding advances with the Federal Reserve Bank	—	—
Additional borrowing capacity	62,025	45,534
Total borrowing capacity	$62,025	$45,534

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

As of December 31, 2025 and March 31, 2025, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2025, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of December 31, 2025 and March 31, 2025, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$77,219	17.54%	$35,211	8.00%	$44,014	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$71,714	16.29%	$26,408	6.00%	$35,211	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$71,714	16.29%	$19,806	4.50%	$28,609	6.50%

Tier 1 Capital (to Average Assets)	$71,714	13.96%	$20,545	4.00%	$25,681	5.00%

As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$72,977	17.83%	$32,734	8.00%	$40,918	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$67,856	16.58%	$24,551	6.00%	$32,734	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$67,856	16.58%	$18,413	4.50%	$26,597	6.50%

Tier 1 Capital (to Average Assets)	$67,856	13.78%	$19,701	4.00%	$24,626	5.00%

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

At December 31, 2025 and March 31, 2025, the Association had approved outstanding loan origination commitments of $430,000 and $1.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at December 31, 2025 and March 31, 2025, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $47.7 million and $45.0 million, respectively. The Association evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
December 31, 2025
Financial assets:
Loans, net	$424,657	$—	$—	$416,690	$416,690
Financial liabilities:
Interest-bearing deposits	$377,956	$—	$330,533	$—	$330,533

March 31, 2025
Financial assets:
Loans, net	$396,756	$—	$—	$380,967	$380,967
Financial liabilities:
Interest-bearing deposits	$351,704	$—	$308,114	$—	$308,114

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of December 31, 2025 and March 31, 2025 was $58.9 million and $59.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of December 31, 2025 or March 31, 2025.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2025
Securities Available-for-sale
Mortgage-Backed Securities	$51,316	$—	$51,316	$—
Municipal Bonds	7,573	—	7,573	—
Total	$58,889	$—	$58,889	$—
March 31, 2025
Securities Available-for-sale
Mortgage-Backed Securities	$52,123	$—	$52,123	$—
Municipal Bonds	7,246	—	7,246	—
Total	$59,369	$—	$59,369	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the nine months ended December 31, 2025. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and March 31, 2025:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2025
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(Income in thousands)		(Income in thousands)
Net income applicable to common shares	$1,175	$951	$3,045	$2,806

Average number of common shares outstanding	4,077,124	4,147,426	4,083,568	4,136,372
Less: Average unallocated ESOP shares	292,955	306,179	296,253	309,477
Average number of common shares outstanding used to calculate basic earnings per common share	3,784,169	3,841,247	3,787,315	3,826,895
Diluted potential common shares	24,877	—	19,810	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,809,046	3,841,247	3,807,125	3,826,895
Earnings per common share - basic	$0.31	$0.25	$0.80	$0.73
Earnings per common share - diluted	$0.31	$0.25	$0.80	$0.73

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

Each December, the Association makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. In December 2025, the Association made a discretionary contribution of $303,000 to the Company for payment on the loan. The ESOP compensation expense for nine months ending December 31, 2025 and 2024 was $154,000 and $118,000, respectively.

Shares held by the ESOP were as follows:

	As of December 31,
	2025	2024
	(Dollars in thousands)
Shares allocated	39,660	26,436
Unallocated	290,805	304,029
Total ESOP shares	330,465	330,465
Fair value of unearned shares as of December 31, 2025 and 2024, respectively	$4,920	$4,548

Fair value of unearned shares is based on a stock price of $16.92 and $14.96 as of December 31, 2025 and 2024, respectively.

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

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of December 31, 2025, the Company has 93,157 stock options available for future grants under the 2024 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on retired stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Options - for the three months ended December 31, 2025 and 2024	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at October 31, 2025	323,924	$14.63	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	(4,000)	14.79	—
Options, outstanding at December 31, 2025	319,924	$14.63	9.0	733
Exercisable - End of Period	25,785			$59

Options, outstanding at October 31, 2024	—	$—	—
Granted	123,924	14.40	10.0
Exercised	—	—	—
Forfeited	—	—	—
Options, outstanding at December 31, 2024	123,924	$14.40	10.0	69
Exercisable - End of Period	—			$—

Stock Options - For the nine months ended December 31, 2025 and 2024	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at March 31, 2025	308,924	$14.63	9.7
Granted	15,000	14.61	9.9
Exercised	—	—	—
Forfeited	(4,000)	14.79	—
Options, outstanding at December 31, 2025	319,924	$14.63	9.0	733
Exercisable - End of Period	25,785			$59

Options, outstanding at March 31, 2024	—	$—	—
Granted	123,924	14.40	10.0
Exercised	—	—	—
Forfeited	—	—	—
Options, outstanding at December 31, 2024	123,924	$14.40	10.0	69
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of December 31, 2025, is $1.4 million over a weighted average period of 4.0 years.

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

As of December 31, 2025, the Company has 28,367 shares of restricted stock available for future grants under the 2024 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock - for the three months ended December 31, 2025 and 2024	Shares	Weighted Average Exercise Price

Nonvested balance as of September 30, 2025	138,066	$14.64
Granted	—	—
Vested	(10,212)	14.41
Forfeited	(1,200)	14.79
Nonvested balance as of December 31, 2025	126,654	$14.66

Nonvested balance as of September 30, 2024	—	$—
Granted	49,566	14.40
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2024	49,566	$14.40

Restricted Stock - For the nine months ended December 31, 2025 and 2024	Shares	Weighted Average Exercise Price

Nonvested balance as of March 31, 2025	129,066	$14.64
Granted	9,000	14.61
Vested	(10,212)	14.41
Forfeited	(1,200)	14.79
Nonvested balance as of December 31, 2025	126,654	$14.66

Nonvested balance as of March 31, 2024	—	$—
Granted	49,566	14.40
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2024	49,566	$14.40

Expected future expense relating to the non-vested restricted shares outstanding as of December 31, 2025, is $1.6 million over a weighted average period of 4.0 years.

The following table presents the stock based compensation expense for the periods presented.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$92	$13	$271	$13
Restricted stock expense	101	13	298	13
Total stock based compensation expense	$193	$26	$569	$26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2025 and March 31, 2025 and for the three and nine months ended December 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2025 and March 31, 2025

	At December 31, 2025	At March 31, 2025
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$28,108	$28,682
Investment securities - available for sale	58,889	59,369
Investment securities - held to maturity	184	222
FHLB stock	633	612
Loans, net	424,657	396,756
Total assets	535,738	508,702
Total deposits	439,964	416,201
Total stockholders' equity	87,758	83,332

Total Assets. Total assets increased by $27.0 million, or 5.3%, to $535.7 million at December 31, 2025, compared to $508.7 million at March 31, 2025. The increase primarily reflects a $28.0 million, or 7.0%, increase in gross loans.

Cash and cash equivalents. Cash and cash equivalents decreased $574,000, or 2.0%, to $28.1 million at December 31, 2025, from $28.7 million at March 31, 2025. This decrease was primarily attributable to increased loan funding. Management continues to monitor liquidity based on alternative uses of funds and prevailing market conditions.

Investment Securities Available for Sale. Securities available-for-sale decreased $480,000, or 0.8%, to $58.9 million at December 31, 2025, from $59.4 million at March 31, 2025. During the nine-month period, we purchased $4.4 million in securities and received $6.4 million in principal payments. Additionally, net unrealized losses on the securities portfolio decreased by $1.5 million.

Gross Loans. Loans increased $28.0 million, or 7.0%, to $430.2 million at December 31, 2025, from $402.2 million at March 31, 2025. Growth was driven by increases across all loan categories except land development and SIDs, and other consumer loans. The largest increase occurred in commercial non-real estate loans, which rose $12.8 million, or 40.1%, to $44.8 million from $32.0 million, primarily due to additional commercial business sought by the Association. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Premises and Equipment, Net. Premises and equipment increased $235,000, or 1.8%, to $13.2 million at December 31, 2025, from $12.9 million at March 31, 2025. The increase reflects additional upgrades for technology across the Association.

Total Deposits. Total deposits increased $23.8 million, or 5.7%, to $440.0 million at December 31, 2025, from $416.2 million at March 31, 2025. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Association's core deposit base. Additionally, the Association acquired $10.2 million in brokered time deposits, with a balance of $27.6 million at December 31, 2025, and $7.3 million at March 31, 2025. Management continues to actively monitor deposit balances and interest rates to maintain adequate liquidity.

Noninterest-bearing deposits decreased $2.5 million, or 3.9%, to $62.0 million, while certificates of deposit increased $25.8 million, or 21.1%, to $148.6 million, including brokered deposits. Savings, demand, NOW, and money market accounts combined increased $404,000, or 0.2%, to $229.4 million at December 31, 2025.

Borrowings. The Company had no outstanding borrowings at December 31, 2025, and March 31, 2025. While borrowings have been limited in recent periods, the Association has generally utilized deposit growth to fund operations. Management remains prepared to access FHLB and FRB advances if necessary to support additional loan funding.

Stockholders' Equity. Stockholders' equity increased $4.4 million, or 5.3% to $87.7 million at December 31, 2025, from $83.3 million at March 31, 2025. The increase was primarily driven by net income of $3.0 million and a $1.2 million decrease in unrealized losses on securities valuations, net of tax, partially offset by share repurchases under the Company's stock repurchase program. The decrease in the unrealized losses reflects changes in market interest rates during the nine-month period ended December 31, 2025.

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. The program may be suspended, terminated or modified at any time based on market conditions, repurchase costs, alternative investment opportunities, liquidity, and other factors. Repurchases will be made at management’s discretion at prices deemed attractive and in the best interests of the Company and its stockholders, subject to availability, market conditions, trading price, alternative uses of capital, and financial performance. Open market purchases will comply with Rule 10b-18 of the Securities and Exchange Commission and other applicable requirements. As of December 31, 2025, 136,374 shares remained available for repurchase.

During the nine months ended December 31, 2025, the Company repurchased 35,487 shares at a weighted average price of $15.36, for a total of $544,000.

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

	For the Three Months Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$422,573	$6,574	6.22%	$396,646	$5,648	5.70%
Mortgage-backed securities	51,873	516	3.98%	51,063	487	3.81%
Investment securities (1)	7,534	42	2.23%	7,254	42	2.32%
Interest-bearing deposits and other	5,380	39	2.90%	10,383	70	2.70%
Total interest-earning assets	487,360	7,171	5.89%	465,346	6,247	5.37%
Non-interest-earning assets	28,059			19,300
Total assets	$515,419			$484,646

Interest-bearing liabilities:
Savings accounts	$47,069	$106	0.90%	$42,479	$57	0.54%
Money market accounts	34,339	219	2.55%	28,254	185	2.62%
NOW accounts	127,160	560	1.76%	129,863	530	1.63%
Certificates of deposit	122,159	1,255	4.11%	109,882	1,185	4.31%
Individual retirement accounts	17,702	154	3.48%	16,631	158	3.80%
Total interest-bearing deposits	348,429	2,294	2.63%	327,109	2,115	2.59%
Borrowings	2,085	22	4.22%	42	—	0.00%
Total interest-bearing liabilities	350,514	2,316	2.64%	327,151	2,115	2.59%
Other non-interest-bearing liabilities	88,312			95,309
Total liabilities	438,826			422,460
Total equity	76,593			62,186
Total liabilities and total equity	$515,419			$484,646
Net interest income		$4,855			$4,132
Net interest rate spread (2)			3.24%			2.78%
Net interest-earning assets (3)	$136,846			$138,195
Net interest margin (4)			3.98%			3.55%
Average interest-earning assets to interest-bearing liabilities	139.04%			142.24%

(1)
Represents investments in municipal bonds.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$412,072	$18,661	6.04%	$390,057	$16,552	5.66%
Mortgage-backed securities	52,861	1,592	4.01%	52,330	1,468	3.74%
Investment securities (1)	7,338	126	2.29%	7,235	126	2.32%
Interest-bearing deposits and other	7,214	158	2.92%	9,434	161	2.27%
Total interest-earning assets	479,485	20,537	5.71%	459,056	18,307	5.32%
Non-interest-earning assets	26,792			17,535
Total assets	$506,277			$476,591

Interest-bearing liabilities:
Savings accounts	$46,471	$299	0.86%	$42,463	$135	0.42%
Money market accounts	32,096	593	2.46%	27,004	462	2.28%
NOW accounts	131,641	1,736	1.76%	125,417	1,547	1.64%
Certificates of deposit	115,345	3,466	4.01%	101,820	3,443	4.51%
Individual retirement accounts	17,449	453	3.46%	16,797	465	3.69%
Total interest-bearing deposits	343,002	6,547	2.54%	313,501	6,052	2.57%
Borrowings	1,765	59	4.46%	1,064	99	5.44%
Total interest-bearing liabilities	344,767	6,606	2.55%	314,565	6,151	2.61%
Other non-interest-bearing liabilities	91,386			98,946
Total liabilities	436,153			413,511
Total equity	70,124			63,080
Total liabilities and total equity	$506,277			$476,591
Net interest income		$13,931			$12,156
Net interest rate spread (2)			3.16%			2.71%
Net interest-earning assets (3)	$134,718			$144,491
Net interest margin (4)			3.87%			3.53%
Average interest-earning assets to interest-bearing liabilities	139.08%			145.93%

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2025 and 2024

General. Net income was $1.2 million for the three months ended December 31, 2025, compared to $951,000 for the same period in 2024. For the nine months ended December 31, 2025, net income was $3.0 million, compared to net income of $2.8 million for the nine months ended December 31, 2024.

Interest and Dividend Income. Interest and dividend income increased $924,000, or 14.8%, to $7.2 million for the three months ended December 31, 2025, compared to $6.2 million for the same period in 2024. The increase was primarily driven by higher yields on interest-earning assets and loan growth. These increases were partially offset by lower income on interest‑earning cash balances, including Federal funds sold, due to both lower average balances and lower short‑term market rates.

Interest income on loans increased $926,000, or 16.4%, to $6.6 million for the three months ended December 31, 2025 from $5.6 million for the same period in 2024. The average balance of loans rose $26.0 million, or 6.5%, to $422.6 million from $396.6 million. Yield on loans increased 52 basis points to 6.22% from 5.70%, reflecting loan growth and the repricing of existing loans.

Interest income on securities increased $29,000, or 5.5%, to $558,000 for the three months ended December 31, 2025 from $529,000 for the same period in 2024, due to a 13 basis point increase in average yield to 3.76% from 3.63%. The average balance of securities increased slightly to $59.4 million from $58.3 million.

Interest and dividend income increased $2.2 million, or 12.2%, to $20.5 million for the nine months ended December 31, 2025 from $18.3 million in 2024. These increases were partially offset by lower income on interest‑earning cash balances, including Federal funds sold, due to both lower average balances and lower short‑term market rates.

Interest income on loans increased $2.1 million, or 12.7%, to $18.7 million for the nine months ended December 31, 2025 from $16.6 million for the same period in 2024. The average balance of loans rose $22.0 million, or 5.6%, to $412.1 million from $390.1 million. Yield on loans increased 38 basis points to 6.04% from 5.66%. The increase in yield was driven by loan growth and the repricing of existing loans during the period.

Interest income on securities increased $124,000, or 7.8%, to $1.7 million for the nine months ended December 31, 2025 from $1.6 million for the same period in 2024, due to a 23 basis point increase in the average yield to 3.80% from 3.57%. The average balance of securities increased slightly to $60.2 million from $59.6 million.

Interest Expense. Interest expense increased $201,000, or 9.5%, to $2.3 million for the three months ended December 31, 2025, compared to $2.1 million for the same period in 2024. While average yields on certificates of deposit, IRAs and money market accounts decreased, rates on savings and NOW accounts were higher.

Interest expense on deposits increased $179,000, or 8.5%, to $2.3 million for the three months ended December 31, 2025, compared to $2.1 million for the same period in 2024. The increase was driven by higher average balances across all interest-bearing accounts, except NOW accounts and increased yields on savings and NOW accounts, partially offset by lower yields on certificates of deposit, IRAs and money market accounts.

Interest expense increased $455,000, or 7.4%, to $6.6 million for the nine months ended December 31, 2025, compared to $6.2 million for the same period in 2024. The increase was driven entirely by higher deposit costs. Interest expense on deposits increased $495,000, or 8.2%, to $6.5 million, reflecting higher average balances and increased rates on savings, money market, and NOW accounts, partially offset by lower yields on certificates of deposit and IRAs.

Total interest expense grew by less than the increase in deposit interest expense, indicating that interest expense on borrowings declined during the period. This decrease in borrowing costs partially offset the rise in deposit costs and contributed to keeping the overall increase in total interest expense below the growth in deposit-related expense.

Interest expense on deposits increased $495,000, or 8.2%, to $6.5 million for the nine months ended December 31, 2025, compared to $6.1 million for the same period in 2024. The increase was due to higher average balances and increased yields on savings, money market, and NOW accounts, offset by lower yields on certificates of deposit and IRAs.

Net Interest Income. Net interest income before provision for credit losses increased $723,000, or 17.5%, to $4.9 million for the three months ended December 31, 2025 compared to $4.1 million for the same period in 2024.

Our interest rate spread increased 46 basis points to 3.24% for the three months ended December 31, 2025, compared to 2.78% for the same period in 2024. Our net interest margin increased 43 basis points to 3.98% for the three months ended December 31, 2025 compared to 3.55% for the same period in 2024.

Net interest income before provision for credit losses increased $1.7 million, or 14.6%, to $13.9 million for the nine months ended December 31, 2025 compared to $12.2 million for the same period in 2024.

Our interest rate spread increased 45 basis points to 3.16% for the nine months ended December 31, 2025, compared to 2.71% for the same period in 2024. Our net interest margin increased 34 basis points to 3.87% for the nine months ended December 31, 2025, compared to 3.53% for the same period in 2024.

Provision for Credit Losses. During the three months ended December 31, 2025, no provision for credit losses was recorded. During the three months ended December 31, 2024, we recorded a provision for credit losses of $57,000.

During the nine months ended December 31, 2025, we recorded a provision for credit losses of $86,000 and $56,000 for the same period in 2024.

We will continue to evaluate the estimated future credit loss impact of current market conditions, which will depend on credit quality, macroeconomic forecasts, and the composition of our loan and securities portfolios.

Non-Interest Income. The following table shows the components of non-interest income for periods presented.

	For the three months ended December 31,		For the nine months ended December 31,
Non-interest income:	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Servicing fees on loans	$37	$32	$101	$100
Service charges on deposit accounts	201	219	590	610
Interchange income	310	320	965	968
Gain on sale of loans	96	63	271	154
Gain from real estate owned and other repossessed assets, net	—	—	1	1
Other non-interest income	60	22	109	59
Total non-interest income	$704	$656	$2,037	$1,892

Noninterest income increased $48,000, or 7.3%, to $704,000 for the three months ended December 31, 2025, compared to $656,000 for the same period in 2024. The increase was primarily due to gains on sale of loans, which rose $33,000, or 52.4%, to $96,000 from $63,000.

Noninterest income increased $145,000, or 7.7%, to $2.0 million for the nine months ended December 31, 2025, compared to $1.9 million for the same period in 2024. The increase was primarily due to the gains on sale of loans, which rose $117,000, or 76.0%, to $271,000 from $154,000.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	For the three months ended December 31,		For the nine months ended December 31,
Non-interest expense:	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$2,243	$1,948	$6,540	$5,729
Occupancy and equipment	420	266	1,167	788
Data processing	523	476	1,537	1,460
Federal deposit insurance premiums	50	48	153	141
Debit card processing	69	66	203	200
Advertising	110	86	303	232
Other general and administrative expenses	669	650	2,160	1,984
Total non-interest expense	$4,084	$3,540	$12,063	$10,534

Non-interest expense increased $544,000, or 15.4% to $4.1 million for the three months ended December 31, 2025, compared to $3.5 million for the same period in 2024. The largest increase in non-interest expense during the three months ended December 31, 2025 was in salaries and employee benefits, which rose $295,000, or 15.1%, to $2.2 million, compared to $1.9 million for the same period in 2024. These increases were primarily due to higher staffing levels and costs associated with the 2024 Equity Incentive Plan. Occupancy and equipment expense increased $154,000, or 57.9%, to $420,000 for the three months ended December 31, 2025, compared to $266,000 for the same period in 2024. This increase is due to maintenance, utilities, and depreciation related to new branches in Hastings and Lincoln.

Non-interest expense increased $1.5 million, or 14.5% to $12.1 million for the nine months ended December 31, 2025, compared to $10.5 million for the same period in 2024. The largest increase in non-interest expense during the nine months ended December 31, 2025 was salaries and employee benefits, which rose $811,000, or 14.2%, to $6.5 million, compared to $5.7 million for the same period in 2024. These increases were primarily due to higher staffing levels and costs associated with the 2024 Equity Incentive Plan. Occupancy and equipment expense increased $379,000, or 48.1%, to $1.2 million for the nine months ended December 31, 2025, compared to $788,000 for the same period in 2024. This increase is due to maintenance, utilities, and depreciation related to new branches in Hastings and Lincoln. Other general and administrative expenses increased $176,000, or 8.9%, to $2.2 million for the nine months ended December 31, 2025, compared to $2.0 million for the same period in 2024, due to higher insurance, audit, and consulting fees related to public filing and regulatory compliance.

Income Tax Expense. Income tax expense was $300,000 for the three months ended December 31, 2025, compared to $240,000 for the same period in 2024, resulting in effective tax rates of 20.3% and 20.2%, respectively.

Income tax expense was $774,000 for the nine months ended December 31, 2025, compared to $652,000 for the same period in 2024, resulting in effective tax rates of 20.3% and 18.9%, respectively. The increase in the effective tax rate for the nine months ended December 31, 2025 reflects a higher proportion of net income being subject to taxation compared to the same period last year.

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

The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$19,849	1.98%
300	19,772	1.58
200	19,681	1.11
100	19,579	0.59
Base	19,464	—
(100)	19,339	(0.64)
(200)	19,197	(1.37)
(300)	19,043	(2.16)
(400)	18,862	(3.09)

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at December 31, 2025, we would have experienced a 1.11% increase in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 1.37% decrease in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$143,106	$14,516	11.29%	29.91%	538
300	141,067	12,477	9.70	28.83	430
200	138,077	9,487	7.38	27.59	306
100	133,969	5,379	4.18	26.16	163
Base	128,590	—	—	24.53	—
(100)	123,666	(4,924)	(3.83)	23.14	(139)
(200)	112,141	(16,449)	(12.79)	20.61	(392)
(300)	96,961	(31,629)	(24.60)	17.55	(698)
(400)	81,282	(47,308)	(36.79)	14.50	(1,003)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at December 31, 2025, we would have experienced a 7.38% increase in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 12.79% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB or FRB. The Association had remaining availability for FHLB and FRB borrowings of approximately $57.0 million at December 31, 2025. The FHLB has sole discretion to deny additional advances. We could significantly increase our borrowing capacity from the FHLB of Topeka and FRB if we pledged additional assets as security. We also have the ability to participate in the Federal Reserve Board's Bank Term Funding Program if needed. Additionally, the Association had the capacity to borrow $5.0 million from a private bankers’ bank at December 31, 2025.

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

For the nine months ended December 31, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $574,000, reflecting cash provided by operating activities of $3.3 million and cash provided in financing activities of $23.0 million, offset by cash used in investing activities of $27.0 million.

Net cash provided by operating activities amounted to $3.3 million, primarily due to net income of $3.0 million, depreciation of $737,000 and stock based compensation of $569,000, partially offset by changes in accrued expenses and other liabilities of $1.4 million and accrued interest receivable of $217,000. Net cash used in investing activities amounted to $27.0 million, primarily due to a net increase in loans of $28.0 million and the purchase of available-for-sale investment securities of $4.4 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $6.4 million. Net cash provided in financing activities amounted to $23.0 million, primarily due to an increase in deposits of $23.8 million.

For the nine months ended December 31, 2024, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $4.8 million, reflecting cash provided in operating activities of $2.4 million and cash provided in financing activities of $18.8 million, partially offset by cash used in investing activities of $26.0 million.

Net cash provided by operating activities amounted to $2.4 million, primarily due to net income of $2.8 million, depreciation of $389,000, and changes in other assets of $381,000, partially offset by changes in accrued interest payable of $227,000, changes in accrued interest receivable of $610,000 and changes in accrued expenses and other liabilities of $646,000. Net cash used in investing activities amounted to $26.0 million, primarily due to a net increase in loans of $24.7 million and the purchase of available-for-sale investment securities of $3.0 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $6.5 million. Net cash provided by financing activities amounted to $18.8 million, primarily due to an increase in deposits of $19.2 million.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2025, and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2025	2,904	$15.98	2,904	145,553
November 1 - November 30, 2025	5,135	15.82	5,135	140,418
December 1 - December 31, 2025	4,044	16.30	4,044	136,374
Total	12,083	$16.05	12,083

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. 136,374 shares remain available to be repurchased under the program as of December 31, 2025.

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

Central Plains Bancshares, Inc.

Date: February 11, 2026	By:	/s/ Dannel R. Garness
Dannel R. Garness
President and Chief Executive Officer

Date: February 11, 2026	By:	/s/ Bradley M. Kool
Bradley M. Kool Executive Vice President and Chief Financial Officer