Form 10-K
period 2026-03-31
Central Plains Bancshares, Inc.
filed 2026-06-18
CIK 1979332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the Registrant's voting common stock held by non-affiliates based on the closing price of the common stock on September 30, 2025 was $57.0 million.

As of June 18, 2026, there were 4,182,777 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

ii

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
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

iii

PART I

Item 1. Business.

Central Plains Bancshares, Inc.

Central Plains Bancshares, Inc. (the “Company” or “Central Plains Bancshares”) is a Maryland corporation and owns 100% of the outstanding common stock of Home Federal Savings and Loan Association of Grand Island (“Home Federal Savings”). On October 19, 2023, we completed our initial public offering of common stock in connection with the mutual-to-stock conversion of Home Federal Savings. The Company sold 4,130,815 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $41.3 million. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Home Federal Savings. At March 31, 2026, we had consolidated assets of $558.6 million, consolidated deposits of $460.4 million and consolidated stockholders’ equity of $89.0 million.

Our principal executive offices are located at 221 South Locust Street, Grand Island, Nebraska 68801, where our main administrative functions are conducted. Our telephone number at that address is (308) 382-4000.

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

Competition

We face strong competition within our primary market area, both in making loans and attracting retail deposits. Our market area includes large money centers and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2025 (the most recent date for which FDIC data is publicly available), we were ranked third among the 18 FDIC-insured financial institutions with offices in Hall County, Nebraska, with a deposit market share of 10.65%.

Lending Activities

Historically, our principal lending activity was the origination of one- to four-family residential mortgage loans secured by properties located in our primary market area, as well as commercial real estate loans. To a lesser extent, we have originated commercial non-real estate loans, multi-family residential real estate loans, construction and land development loans, agricultural real estate and non-real estate loans and consumer loans.

In recent years, we have expanded our focus on higher yielding commercial lending, including both commercial real estate and commercial non-real estate loans, while also continuing to grow our agricultural real estate and operating loan portfolios. This strategic emphasis reflects our commitment to diversifying our loan mix and supporting the credit needs of businesses and agricultural producers within our market area.

We offer both adjustable-rate and fixed-rate residential mortgage loans. Historically, a significant majority of the residential real estate loans that we originate have been long-term, fixed-rate loans that generally conform to secondary market guidelines.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates.

	At March 31,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate - Construction	$28,633	6.39%	$15,069	3.75%
Real Estate - Commercial	129,235	28.82	120,184	29.88
Real Estate - Residential	162,041	36.14	161,144	40.06
Commercial Non-Real Estate	48,378	10.79	32,007	7.96
Agricultural	54,655	12.19	42,835	10.65
Other Consumer	10,158	2.26	14,649	3.64
Land Development and Sanitary & Improvement Districts (SIDs)	15,306	3.41	16,327	4.06
Total loans	448,406	100.00%	402,215	100.00%
Net deferred loan costs	(60)		(18)
Allowance for credit losses	(5,809)		(5,441)
Total loans, net	$442,537		$396,756

Contractual Terms to Final Maturities. The following table sets forth the contractual maturities of our total loan portfolio at March 31, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the table presents contractual maturities and does not reflect repricing or the effect of prepayments, actual maturities may differ.

	At March 31, 2026
	Real Estate-Construction	Real Estate-Commercial	Real Estate-Residential	Commercial Non-Real Estate	Agricultural	Other Consumer	Land Development and SIDS	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$11,892	$11,267	$8,995	$16,621	$16,546	$3,587	$1,422	$70,330
More than one year through five years	5,104	33,311	21,747	14,726	6,624	3,440	10,641	95,593
More than five years through fifteen years	6,525	47,004	39,890	17,031	14,969	3,131	2,319	130,869
More than fifteen years	5,112	37,653	91,409	—	16,516	—	924	151,614
Total	$28,633	$129,235	$162,041	$48,378	$54,655	$10,158	$15,306	$448,406

The following table sets forth our fixed-rate and adjustable-rate loans at March 31, 2026 that are contractually due after March 31, 2027.

		Floating or	Total at
	Fixed	Adjustable	March 31,
	Rate	Rate	2026
	(Dollars in thousands)
Real Estate - Construction	$10,054	$6,687	$16,741
Real Estate - Commercial	44,431	73,537	117,968
Real Estate - Residential	83,812	69,234	153,046
Commercial Non-Real Estate	20,126	11,631	31,757
Agricultural	8,972	29,137	38,109
Other Consumer	6,437	134	6,571
Land Development and SIDs	10,640	3,244	13,884
Total	$184,472	$193,604	$378,076

Real Estate - Residential. At March 31, 2026, we had $162.0 million of loans secured by one- to four-family residential real estate and multi-family real estate loans, representing 36.14% of total loans as of that date. The significant majority of our one- to four-family residential real estate loans and multi-family dwellings are secured by properties located in our primary market area.

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

We also originate multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. At March 31, 2026, we had $42.9 million in multi-family residential real estate loans, representing 9.69% of our total loan portfolio. Our multi-family residential real estate loans are generally adjustable-rate loans or have a call period after three or five years. Our multi-family residential real estate loans are secured by apartment buildings located within our primary market area, or we participate with a Nebraska-based bank for loans outside of our primary market area. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

At March 31, 2026, our largest multi-family loan had a balance of $5.5 million and was secured by an apartment complex located in our primary market area. At March 31, 2026, this loan was performing in accordance with its contractual terms.

Real Estate - Commercial Loans. At March 31, 2026, we had $129.2 million in commercial real estate loans, or 28.82% of total loans. Our commercial real estate loans are secured by owner-occupied and non-owner occupied properties, including medical practices, insurance offices, warehouses, single- and multi-tenant retail and hotels. Our commercial residential real estate loans are secured by properties located within our primary market area, or we generally participate with a Nebraska-based bank for loans outside of our primary market area. Generally, our commercial real estate loans have terms and amortization periods up to 20 years with options for balloon payments and interest rate adjustments to occur every five years. The interest rate is fixed for the initial term (five years or less) and then adjusts again at the end of the next period matching the initial term or as negotiated at the end of the first term. Commercial real estate loans generally have terms and amortization periods up to 20 years. We generally limit the loan-to-value ratios of our commercial real estate loans to 75% of the purchase price or appraised value, whichever is lower.

At March 31, 2026, our largest commercial real estate loan had an outstanding balance of $7.6 million and was secured by a single retail grocery chain property located in our primary market area. At March 31, 2026, this loan was performing according to its original terms.

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

Commercial Non-Real Estate Loans. At March 31, 2026, commercial non-real estate loans were $48.4 million, or 10.79% of total loans. Commercial non-real estate loans include both term loans and lines of credit. Loan terms vary depending on the type of collateral (such as five years for a loan secured by machinery and equipment, with a maximum loan-to-value ratio of 75% for new equipment and 70% for used equipment), or the type of loan (such as one year for a loan to support business inventory and receivables). Generally, the maximum loan-to-value ratio for commercial non-real estate loans is up to 90%, which applies to loans secured by U.S. Government securities with specified terms and maturities.

When making commercial non-real estate loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At March 31, 2026, our largest commercial non-real estate loan totaled $5.7 million and was secured by an assignment of cash flows from multiple apartment complex properties owned and operated by a large multi-state real estate investment and management group. At March 31, 2026, this loan was performing according to its original terms.

Real Estate - Construction Loans. At March 31, 2026, we had $28.6 million in real estate construction loans, including properties for one- to four-family residences of $6.6 million and commercial construction properties of $22.00 million, representing 6.39% of our total loan portfolio. Our real estate construction loans are structured as straight construction or construction/permanent loans where after the initial construction period the loan converts to a permanent commercial mortgage loan. Our real estate construction loans are underwritten to the same guidelines for commercial loans.

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

At March 31, 2026, our largest real estate construction loan totaled $5.5 million and was secured by property located in our primary market area. At March 31, 2026, this loan was performing according to its original terms.

Agricultural Loans. At March 31, 2026, we had $54.7 million in agricultural loans, or 12.19% of total loans. Our agriculture loans are for the acquisition, development and/or refinancing of agricultural property, and for financing (i) crop and livestock production expenses, (ii) crop and livestock inventory carrying, (iii) the acquisition of breeding livestock and (iv) the acquisition of equipment, machinery, vehicles and other capital assets. Our agriculture loans include term loans and lines of credit, with terms of one year for financing of crop and livestock expenses or carrying crop and livestock inventory, to up to seven years for capital asset acquisition. Our agriculture real estate loans generally amortize over a 25-year term with interest rates generally adjusting every five years. We generally limit the loan-to-value ratio of our agriculture loans to 70% of the collateral value.

At March 31, 2026, our largest agricultural loan totaled $6.0 million and was secured by property located in our primary market area. At March 31, 2026, this loan was performing according to its original terms.

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

Other Consumer Loans. We offer a limited range of consumer loans, and, except as described below, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. At March 31, 2026, other consumer loans were $10.2 million, or 2.26% of total loans. Our consumer loans generally consist of dental implant loans (described below), automobile loans, energy loans, student loans, recreation vehicles, boat loans and unsecured preferred lines of credit for customers with qualified relationships. An energy loan is a home equity loan originated through a partnership with the Nebraska Energy Office, which provides a preferred interest rate for eligible home improvement projects designed to reduce energy costs.

Included in the consumer loan portfolio are unsecured loans to individuals for dental implants. Home Federal Savings participates with a Nebraska-based financial institution to provide a funding line to a specialty finance company that has a nationwide network of dentists whose patients can apply directly for and obtain individual loans. Our portion of the loans to individuals totaled $5.6 million at March 31, 2026, and the average underlying loan size was $17,000. A reserve of between 7.5% and 11% of the outstanding balance of the funding line is maintained by the specialty finance company at the lead financial institution, who also services the loans. Any loan that may become over 120 days past due is automatically paid off from the reserve, which is replenished monthly back to covenant levels.

Land Development and SIDs Loans. At March 31, 2026, land development and SIDs loans were $15.3 million, or 3.41% of total loans. Our land development loans complement our construction lending activities, as such loans are generally secured by lots that will be used for residential or commercial development. At March 31, 2026, our land development loans totaled $9.3 million, or 2.10% of total loans. Our largest land development loan totaled $1.5 million and was secured by property located in our primary market area. At March 31, 2026, this loan was performing according to its original terms.

Our SID loans complement land development activities and provide funding for certain infrastructure improvements. Our SID loans are secured by bonds and warrants issued within the project district. The warrants are also the primary source of repayment. At March 31, 2026, our SIDs loans totaled $6.0 million, or 1.36% of total loans. Our largest SID loan totaled $2.1 million and was secured by bonds and warrants. At March 31, 2026, this loan was performing according to its original terms.

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

We may purchase loan participations secured by properties primarily within the State of Nebraska in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At March 31, 2026, the outstanding balances of our loan participations where we were not the lead lender totaled $73.8 million, or 16.68% of our loan portfolio, of which $38.8 million, or 52.57%, were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have sold participation interests in loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At March 31, 2026, we had participated out portions of loans with an aggregate principal balance of $72.2 million. Historically, we have not purchased whole loans.

Our traditional mortgage banking model follows selling loan production to Freddie Mac. We had total loan sales for the fiscal years ended March 31, 2026 and 2025 of $25.8 million and $14.9 million, respectively.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Home Federal Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans with regulatory approval). The total aggregate exposure to one group of borrowers is 50% of unimpaired capital and surplus where each separate borrower (individual or entity) is financially independent. At March 31, 2026, our loan to one borrower limitation was $11.8 million based on 15% of our unimpaired capital and surplus, $23.6 million for residential development loans with regulatory approval and $39.3 million for a group of related borrowers where each separate borrower is financially independent. At March 31, 2026, our largest single loan to one borrower had an outstanding balance of $7.6 million and was secured by a grocery store property located in our primary market area. At March 31, 2026, this loan was performing according to its original terms. At March 31, 2026, our largest credit relationship was a group of loans to related borrowers with total exposure of $16.3 million with all loans performing according to original terms. The borrowers consist of ten entities and two individual owners, with the significant majority of the loans secured by multi-family residential real estate. The relationship qualifies for the 50% of unimpaired capital and surplus limitation due to the financial strength of each borrower on an individual basis, without dependence on any other borrower in the group.

Individual officers, and officers acting with others, may approve loans up to specified limits. We have a Residential Loan Committee, comprising of our President and Chief Executive Officer, Executive Vice President and Chief Lending Officer, Executive Vice President and Chief Sales Officer and/ or Mortgage Loan Manager, and also a Senior Loan Committee, comprising of our President and Chief Executive Officer, Executive Vice President and Chief Lending Officer, Executive Vice President and Chief Sales Officer and other members of experienced lending staff. The Residential Loan Committee may approve one- to four-family residential real estate loans up to $1.0 million, and Senior Loan Committee may approve all other loans exceeding specified limits of individual lending officers and/or Executive Officers.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. At March 31, 2026, we had $74,260 in other real estate owned consisting of one single family residence. At March 31, 2025, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount at March 31, 2026 and 2025.

	At March 31,
	2026			2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$—	$—
Real Estate - Commercial	—	—	—	—	—	—
Real Estate - Residential	623	26	96	486	—	87
Commercial Non-Real Estate	235	—	—	—	9	—
Agricultural	1,356	—	—	79	—	—
Other Consumer	125	152	138	112	345	112
Land Development and SIDs	—	—	—	—	—	—
Total	$2,339	$178	$234	$677	$354	$199

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates presented.

	At March 31,
	2026	2025
	(Dollars in thousands)
Non-accrual loans:
Real Estate - Construction	$—	$—
Real Estate - Commercial	—	359
Real Estate - Residential	9	150
Commercial Non-Real Estate	—	—
Agricultural	1,632	—
Other Consumer	—	13
Land Development and SIDs	—	807
Total non-accruing loans	1,641	1,329
Accruing loans past due 90 days or more:
Real Estate-Construction	—	—
Real Estate-Commercial	—	—
Real Estate-Residential	96	3
Commercial Non-Real Estate	—	—
Agricultural	—	—
Other Consumer	138	99
Land Development and SIDs	—	—
Total accruing loans past due 90 days or more:	234	102
Total non-performing loans	1,875	1,431
Other real estate owned	74	—
Total non-performing assets	$1,949	$1,431
Total loans outstanding	448,406	402,215
Total assets outstanding	558,647	508,702
Total non-accruing loans as a percentage of total loans outstanding	0.37%	0.33%
Total non-performing loans as a percentage of total loans outstanding	0.42%	0.36%
Total non-performing loans as a percentage of total assets	0.34%	0.28%
Total non-performing assets as a percentage of total assets	0.35%	0.28%

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

Our classified and special mention assets at the dates presented were as follows. Substandard loans exceed our non-performing and delinquent loans due to the inclusion of $4.8 million and $3.5 million of performing loans as of March 31, 2026 and 2025, respectively, where there remains underlying uncertainties with respect to borrower performance.

	At March 31,
	2026	2025
	(Dollars in thousands)
Substandard loans	$6,406	$4,623
Doubtful loans	—	5
Loss loans	—	—
Total classified loans	$6,406	$4,628
Special mention loans	$—	$—

Other Loans of Concern. At March 31, 2026, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, while recoveries of amounts previously charged-off are credited to the ACL. Approved releases from previously established ACL reserves authorized under our ACL methodology also reduce the ACL. Additions to the ACL are established through the provision for credit losses on loans, which is charged to expense.

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

The following table sets forth activity in our allowance for credit losses during the periods presented.

	For the Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Total loans outstanding at end of period	$448,406	$402,215
Total non-accrual loans at end of period	1,641	1,329
Total non-performing loans at end of period	1,875	1,431
Total average loans outstanding	418,754	391,330
Allowance for credit losses, beginning of period	5,441	5,860
Provision for credit losses	306	200
Charge-offs:
Real Estate - Construction	—	—
Real Estate - Commercial	—	—
Real Estate - Residential	1	—
Commercial Non-Real Estate	—	13
Agricultural	—	—
Other Consumer	17	4
Land Development and SIDs	—	605
Total charge-offs	$18	$622
Recoveries on loans previously charged-off:
Real Estate - Construction	—	—
Real Estate - Commercial	—	—
Real Estate - Residential	—	—
Commercial Non-Real Estate	—	—
Agricultural	—	—
Other Consumer	(3)	(3)
Land Development and SIDs	(77)	—
Total recoveries	$(80)	$(3)
Net (recoveries) charge-offs	$(62)	$619
Allowance for credit losses, end of period	$5,809	$5,441
Allowance for credit losses as a percent of non-performing loans	309.81%	380.22%
Allowance for credit losses as a percent of total loans outstanding	1.30%	1.35%
Allowance for credit losses as a percent of total non-accrual loans	353.99%	409.41%
Net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.01%)	0.16%

The following table sets forth additional information with respect to charge-offs by category for the years presented.

	For the Year Ended March 31,
	2026	2025
Net (recoveries) charge-offs to average loans outstanding during the year:
Real Estate - Construction	—	—
Real Estate - Commercial	—	—
Real Estate - Residential	—	—
Commercial Non-Real Estate	—	0.04%
Agricultural	—	—
Other Consumer	0.14%	0.01%
Land Development and SIDs	(0.50%)	3.71%

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

	At March 31,
	2026			2025
	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate - Construction	$356	6.13%	6.39%	$246	4.52%	3.75%
Real Estate - Commercial	1,787	30.75	28.82	1,572	28.88	29.88
Real Estate - Residential	1,784	30.71	36.14	1,926	35.40	40.06
Commercial Non-Real Estate	991	17.06	10.79	667	12.26	7.96
Agricultural	558	9.61	12.19	476	8.75	10.65
Other Consumer	135	2.32	2.26	262	4.82	3.64
Land Development and SIDs	198	3.41	3.41	292	5.37	4.06
Total	$5,809	100.00%	100.00%	$5,441	100.00%	100.00%

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

At March 31, 2026, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as state and municipal securities. At March 31, 2026, we also owned $639,000 of Federal Home Loan Bank of Topeka stock. As a member of Federal Home Loan Bank of Topeka, we are required to purchase stock in the Federal Home Loan Bank of Topeka, which is carried at cost and classified as a restricted investment.

	At March 31,
	2026		2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,376	$23,214	$23,085	$21,466
GNMA bonds	6,948	6,973	5,035	5,067
FNMA bonds	26,010	24,827	27,237	25,590
Municipal bonds	8,623	7,520	8,622	7,246
Total securities available-for-sale	$65,957	$62,534	$63,979	$59,369

Securities held-to-maturity
FHLMC bonds	$54	$55	$64	$66
GNMA bonds	33	33	46	46
FNMA bonds	88	90	112	114
Total securities held-to-maturity	$175	$178	$222	$226

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at March 31, 2026, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted average yield is calculated based on the yield to maturity weighted for the size of each security over the entire portfolio of securities. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

	One Year or Less		After One through Five Years		After Five through Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Investment securities:
Municipal bonds	$1,064	1.79%	$2,382	1.70%	$2,842	2.05%	$2,335	2.30%	$8,623	$7,520	1.99%
Mortgage-backed securities:
U.S. Government agency and government-sponsored enterprise	33	3.08	875	2.91	4,220	3.87	52,381	3.83	57,509	55,192	3.82
Total	$1,097	1.83%	$3,257	2.02%	$7,062	3.14%	$54,716	3.65%	$66,132	$62,712	3.57%

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

The following table sets forth the distribution of total deposits, by account type, at the dates presented.

	At March 31, 2026			At March 31, 2025
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$64,505	14.01%	—%	$64,497	15.50%	—%
Savings accounts	49,768	10.81	0.53	45,476	10.93	0.45
Money market accounts	38,985	8.47	2.26	30,718	7.38	2.29
NOW accounts	144,047	31.29	1.69	152,782	36.70	1.67
Certificates of deposit	143,516	31.18	4.26	104,129	25.02	4.47
Individual retirement accounts	19,535	4.24	3.42	18,599	4.47	3.56
Total	$460,356	100.00%	2.55%	$416,201	100.00%	2.56%

As of March 31, 2026 and 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is generally the maximum amount for federal deposit insurance), was $52.2 million and $54.8 million, respectively. In addition, as of March 31, 2026, the aggregate amount of all our uninsured certificates of deposit was $8.1 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

At March 31, 2026, we had approximately 179 depositors with uninsured deposits, resulting in an average balance of uninsured deposits of $291,000 per uninsured depositor. Of total uninsured deposits as of March 31, 2026, $30.4 million, or 58.28%, consisted of NOW accounts, $4.8 million, or 9.11%, consisted of savings accounts, $8.1 million, or 15.46%, consisted of certificates of deposit, including IRAs, $5.5 million, or 10.56% consisted of money market accounts and $3.4 million, or 6.59%, consisted of non-interest bearing demand accounts.

The following table sets forth the maturity of our uninsured certificates of deposit as of March 31, 2026.

At March 31, 2026
(Dollars in thousands)
Maturity Period:
Three months or less	$3,151
Over three through six months	2,553
Over six through twelve months	1,639
Over twelve months	723
Total	$8,066

Borrowings. We may obtain advances from the Federal Home Loan Bank of Topeka upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 2026, we had no outstanding advances from the Federal Home Loan Bank of Topeka. At March 31, 2026, based on pledged collateral and our ownership of Federal Home Loan Bank of Topeka common stock, we had access to up to $47.0 million of advances from the Federal Home Loan Bank of Topeka. The Association had $13.0 million in irrevocable letters of credit outstanding with the FHLB at March 31, 2026 to secure public deposits. We could significantly increase our borrowing capacity from the Federal Home Loan Bank of Topeka if we pledged additional assets as security.

As of March 31, 2026, the Association has an approved line of credit to borrow funds from the Federal Reserve Bank (“FRB”) Discount Window (“Discount Window”). The Association has pledged commercial real estate loans as security with a carrying value of $13.4 million to secure borrowings through the Discount Window, if needed. While the Association has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at March 31, 2026. The Association had remaining availability for FRB borrowings of approximately $10.1 million at March 31, 2026.

As of March 31, 2026, we had a $5.0 million borrowing line from a private bankers’ bank, and we also have the ability to participate in the Federal Reserve Board’s Bank Term Funding Program if needed.

Subsidiary Activities

Home Federal Savings’ only subsidiary is First Service Corporation, a Nebraska corporation that provides insurance services directly and sells securities through a third-party arrangement.

Employees

At March 31, 2026, we had 68 full-time employees and seven part-time employees. Our employees are not represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. At March 31, 2026 we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. Generally, net operating losses that existed prior to December 31, 2017 were required to be carried back to the two preceding years, with any excess carried over to the succeeding 20 tax years. Such losses can offset up to 100% of taxable income subject to Internal Revenue Code Section 382 limitation. At March 31, 2026, we had $1.4 million of pre-2018 net operating loss carry forward limited to utilization of $167,000 per tax year under Internal Revenue Code Section 382.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At March 31, 2026, we had no capital loss carryovers.

Corporate Dividends. Central Plains Bancshares may generally exclude from income 100% of dividends received from Home Federal Savings as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited in the most recent five-year period.

State Taxation

We are subject to Nebraska state taxation. Under Nebraska law, Home Federal Savings pays a financial institution tax that we classify as a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our quarterly average deposits and net financial income, respectively. Presently, the tax is $0.31 per $1,000 of quarterly average deposits not to exceed an amount determined by applying 2.54% to our net financial income. Net financial income is our income after ordinary and necessary expenses but before income taxes as reported to the OCC.

In addition, Central Plains Bancshares is required to file a Nebraska corporation income tax return. For Nebraska income tax purposes, corporations are taxed at a flat rate, which is 5.20% for tax years beginning in 2025 and 4.55% for tax years beginning in 2026, subject to further scheduled reductions under Nebraska law. For this purpose, taxable income generally means federal taxable income, subject to certain state‑specific additions and subtractions, including the addition of interest income on non‑Nebraska municipal obligations and the exclusion of interest income from qualified U.S. governmental obligations. Taxable income reported by Central Plains Bancshares is determined without regard to the taxable income of Home Federal Savings, as Home Federal Savings files separate Nebraska financial institution tax returns.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio is deemed to be compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have adopted a final rule that will reduce the required ratio to 8%, effective July 1, 2026. Home Federal Savings has not elected to be subject to the Community Bank Leverage Ratio framework.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital and surplus. An additional amount may be loaned, equal to 10% of capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At March 31, 2026, Home Federal Savings complied with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At March 31, 2026, Home Federal Savings complied with the qualified thrift lender test.

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

At March 31, 2026, Home Federal Savings met the criteria for being considered “well capitalized.”

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

Insurance of deposits may be terminated by the FDIC upon finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Home Federal Savings.

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

Cyber Security. The federal banking agencies have adopted rules providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. A banking organization is required to notify its primary federal regulator as soon as possible, and no later than 36 hours after the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations, activities, or processes or to deliver banking products and services in the ordinary course, or operations the failure of which would threaten the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Bank Secrecy Act, USA PATRIOT Act and Anti-Money Laundering Regulations. We are subject to federal anti-money laundering and anti-terrorist financing laws, including the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”) and those laws’ implementing regulations issued by FinCEN. The USA PATRIOT Act provides federal agencies the power to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act has also implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Together, the BSA and USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts. brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. The BSA and the USA PATRIOT Act, and their implementing regulations also require banks to: establish anti-money laundering compliance programs that include policies, procedures and internal controls, the appointment of an anti-money laundering compliance officer, a training program, independent testing, and customer due diligence; file certain reports with FinCEN and law enforcement that are designed to assist in the direction and prevention of money laundering and terrorist financing activities; establish programs specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers; in certain circumstances, comply with enhanced due diligence policies, procedures and controls designed to detect and review for certain high risk customers or accounts. The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

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

Federal Home Loan Bank System

Home Federal Savings is a member of the Federal Home Loan Bank of Topeka, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Topeka provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Topeka are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Topeka. Home Federal Savings complied with this requirement at March 31, 2026. Based on redemption provisions of the Federal Home Loan Bank of Topeka, the stock has no quoted market value and is carried at cost. Home Federal Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Topeka stock. At March 31, 2026, no impairment has been recognized.

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

For Central Plains Bancshares to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Home Federal Savings must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At March 31, 2026, Home Federal Savings maintained approximately 65.13% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures required under the federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

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

Net interest income comprises a significant portion of our earnings and represents the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

A substantial portion of our loan portfolio consists of fixed-rate loans, and many of our other interest-earning assets and interest-bearing liabilities are subject to contractual repricing over different timeframes. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, which may result in increased sensitivity of our net interest income to changes in market interest rates. In a rising rate environment, interest expense on deposits and borrowings may increase more rapidly than interest income on assets, which could negatively impact our net interest margin and earnings.

Changes in interest rates also affect the average lives of loans and mortgage-backed and related securities. In declining rate environments, prepayments typically increase as borrowers refinance, which accelerates the amortization of premiums and creates reinvestment risk, as we may be unable to reinvest these funds at comparable yields.

In addition, an inverted yield curve—where short-term interest rates exceed long-term interest rates—may compress our net interest margin and adversely affect profitability, particularly on longer-term fixed-rate assets.

Any substantial or prolonged changes in market interest rates could have a material adverse effect on our financial condition, liquidity, and results of operations. Interest rate changes may also reduce loan demand, adversely affect the fair value of our assets (including available-for-sale securities), and limit our ability to realize gains on asset sales. Additionally, our interest rate risk management models and assumptions may not fully capture the actual impact of rate changes on our balance sheet or operating results.

Risks Related to Our Lending Activities

Our real estate commercial loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2026, commercial real estate loans comprised approximately 28.82% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally involve greater risk than the one- to four-family residential real estate loans we originate. The repayment of these loans depends on the successful management and operation of the borrower’s properties or related businesses and may be adversely affected by conditions in the local real estate market or economy. A downturn in real estate markets or local economic conditions could reduce property values or borrower revenues, increasing the risk of non-performing loans and losses. We intend to increase our commercial real estate loan portfolio, and as it grows, the associated risks and potential for losses may also increase.

Our agricultural loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2026, agricultural loans comprised approximately 12.19% of our loan portfolio. Agricultural lending exposes us to risks unique to this industry, including volatility in commodity prices, weather conditions, input costs, government support programs, and global trade dynamics. Adverse developments such as drought, flooding, disease, trade restrictions, or reductions in government subsidies may impair borrowers’ repayment capacity and could result in increased delinquencies or loan losses. In addition, concentrations in agricultural lending may increase our exposure to localized economic downturns or natural disasters. Any deterioration in the agricultural economy could materially and adversely affect our loan portfolio and overall results of operations.

Our commercial and industrial loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2026, commercial and industrial loans comprised approximately 10.79% of our loan portfolio. These loans are generally based on the borrower’s ability to generate cash flow from business operations, rather than on collateral values that are more readily ascertainable, as is often the case with residential real estate lending. Collateral securing these loans may fluctuate in value and may be difficult to appraise or liquidate. Repayment is therefore more dependent on the success of the underlying business. Accordingly, these loans may present a higher level of risk than other types of lending.

Our real estate construction loans involve credit risks that could adversely affect our financial condition and results of operations.

At March 31, 2026, construction real estate loans comprised approximately 6.39% of our loan portfolio. Construction lending involves additional risks compared to permanent financing because funds are advanced based on the projected value of the project, which is inherently uncertain prior to completion. Estimating construction costs and the market value of the completed project can be difficult, and cost overruns or project delays may occur. Repayment is typically dependent on the successful completion of the project and the borrower’s ability to sell or lease the property or obtain permanent financing. If the appraised value of a completed project is overstated, we may have insufficient collateral to fully recover the loan, which could result in losses. As this portfolio grows, the associated risks may increase.

Our historical emphasis on real estate residential loans exposes us to lending risks.

At March 31, 2026, approximately 36.14% of our loan portfolio was secured by one- to four-family and multi-family residential real estate. Residential mortgage lending is sensitive to regional and local economic conditions that affect borrowers’ ability to repay. Declines in real estate values could result in inadequately collateralized loans, increasing the risk of loss if we are required to foreclose and sell the underlying collateral.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make assumptions and judgments about the collectability of our loan portfolio, including borrower creditworthiness and collateral values. In determining the adequacy of our allowance for credit losses, we consider historical loss experience, current economic conditions, and other relevant factors. If our assumptions prove incorrect, or if economic conditions deteriorate, our allowance may not be sufficient to cover expected losses, requiring additional provisions that would reduce earnings. Growth in higher-risk loan portfolios, including commercial real estate and commercial and industrial loans, could also necessitate increases in the allowance.

In addition, bank regulatory agencies periodically review our allowance for credit losses and may require us to increase the allowance or recognize additional charge-offs. Any such actions could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with our lending activities and owned properties.

A significant portion of our loan portfolio is secured by real estate. We may become subject to environmental liabilities associated with properties securing our loans or properties we acquire through foreclosure. Hazardous substances or environmental contamination could result in liability for remediation costs, personal injury, property damage, civil penalties, or criminal sanctions, regardless of when the contamination occurred. Environmental laws may require significant expenditures and could reduce property values or limit our ability to sell such properties. Although we conduct environmental reviews prior to foreclosure on non-residential properties, these reviews may not identify all potential risks. Any such environmental liability could have a material adverse effect on our financial condition and results of operations.

Our mortgage banking revenue and the value of our mortgage servicing rights can be volatile.

We sell a portion of our originated mortgage loans in the secondary market to generate non-interest income and earn fees from servicing mortgage loans. Changes in interest rates significantly affect these activities. Rising interest rates typically reduce mortgage origination volume and gain-on-sale income, while potentially increasing servicing income due to slower prepayment speeds. Conversely, declining rates may increase originations but reduce the value of mortgage servicing rights. As a result, our mortgage banking revenue may be volatile.

Additionally, non-interest expenses associated with mortgage banking—such as compensation, occupancy, and data processing—may not decline proportionately during periods of reduced loan demand, which could adversely affect our results of operations.

The foreclosure process may adversely impact our recoveries on non-performing loans.

Foreclosure processes may be lengthy and subject to regulatory and legal constraints, which can delay the resolution of non-performing loans. Extended timelines may result from evolving regulatory requirements, increased judicial scrutiny, and borrower protections, including loan modification programs.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance may adversely affect our operations and increase our expenses.

Home Federal Savings is subject to extensive regulation, supervision, and examination by the Office of the Comptroller of the Currency (the “OCC”), and Central Plains Bancshares is subject to oversight by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such regulation governs the activities in which we and our subsidiaries may engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors, rather than our stockholders.

Regulatory authorities have broad discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, classify assets, and determine the adequacy of our allowance for credit losses. These regulations, together with applicable tax, accounting, securities, insurance, and monetary laws, rules, standards, and interpretations, govern our business practices, strategic initiatives, financial reporting, and disclosures.

Changes in applicable laws, regulations, or regulatory policies—whether through legislation, rulemaking, or supervisory guidance—may materially affect our business, financial condition, and results of operations. In addition, changes in accounting standards can be difficult to predict and may require significant judgment in interpretation and application by management and our independent auditors. Such changes could materially affect how we report our financial condition and results of operations, potentially on a retrospective basis.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or related regulations could result in significant penalties.

The Bank Secrecy Act (“BSA”), the USA PATRIOT Act, and related regulations require financial institutions to implement programs designed to prevent money laundering and terrorist financing. These requirements include, among other things, customer identification and due diligence procedures, monitoring and reporting of suspicious activities to the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and maintaining appropriate internal controls.

Failure to comply with these requirements could result in significant regulatory penalties, including fines, sanctions, restrictions on acquisitions or expansion activities, and reputational harm. Although we maintain policies and procedures designed to promote compliance with these laws and regulations, such measures may not be fully effective in preventing violations. Additionally, these regulatory requirements continue to evolve, increasing compliance complexity and cost.

We have not incurred material penalties or experienced material reputational harm related to money laundering or related activities; however, there can be no assurance that such issues will not arise in the future.

We may become subject to enforcement actions, even in cases of inadvertent noncompliance.

The financial services industry is subject to heightened regulatory scrutiny and enforcement, particularly with respect to consumer protection, mortgage lending practices, anti-money laundering compliance, and adherence to Office of Foreign Assets Control (“OFAC”) regulations and economic sanctions.

Enforcement actions may be initiated for violations of laws or regulations, as well as for practices deemed unsafe or unsound. While we maintain systems, policies, and procedures designed to ensure compliance, certain regulatory frameworks allow for the imposition of penalties even where non-compliance is inadvertent or unintentional.

Any failure to comply with applicable laws, regulations, or supervisory expectations may result in fines, penalties, legal proceedings, regulatory restrictions, or reputational damage, which could materially adversely affect our business, financial condition, and results of operations.

Monetary policies of the Federal Reserve may adversely affect our business and results of operations.

Our earnings and growth are significantly influenced by the monetary and fiscal policies of the Federal Reserve, in addition to general economic conditions. The Federal Reserve regulates the money supply and credit conditions through various tools, including open market operations, adjustments to the discount rate, and changes in reserve requirements.

These policies directly and indirectly affect interest rates, loan demand, deposit levels, and the overall availability and cost of credit. As a result, they have had, and are expected to continue to have, a material impact on the operations and profitability of financial institutions, including us.

The effects of future monetary policy actions on our business, financial condition, and results of operations are inherently uncertain and cannot be predicted.

Capital requirements may limit our operations and adversely affect our return on equity.

We are subject to regulatory capital requirements that establish minimum risk-based and leverage ratios and define qualifying capital instruments. These requirements include minimum ratios for common equity Tier 1, Tier 1 capital, total capital, and leverage, as well as a capital conservation buffer of 2.5%, which effectively increases the minimum required levels.

Failure to maintain required capital levels, including the buffer, may result in restrictions on capital distributions, including dividends and share repurchases, as well as limitations on discretionary bonus payments. In addition, higher capital requirements may reduce our return on equity and constrain growth.

Home Federal Savings’ ability to pay dividends to Central Plains Bancshares is dependent on maintaining required capital levels, which in turn may affect our ability to pay dividends to our stockholders.

At March 31, 2026, Home Federal Savings exceeded all applicable regulatory capital requirements and was considered “well capitalized.”

Our status as an emerging growth company may make our common stock less attractive to investors.

Central Plains Bancshares qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). As an emerging growth company, we may elect to take advantage of certain reduced reporting and disclosure requirements, including exemptions from certain executive compensation disclosures and the requirement to obtain an auditor attestation of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

We have also elected to use the extended transition period for adopting new or revised accounting standards applicable to private companies, which may result in our financial statements being less comparable to those of other public companies.

If investors perceive our reduced disclosure as less transparent, it could adversely affect the marketability and trading price of our common stock

Our status as a smaller reporting company may also reduce disclosure comparability.

We also qualify as a “smaller reporting company” under federal securities laws, which allows us to provide reduced disclosures in our periodic reports and proxy statements. While these accommodations reduce compliance costs, they may limit the information available to investors.

If investors view our reduced disclosure unfavorably, it could result in decreased market liquidity and increased volatility in the trading price of our common stock.

The Federal Reserve Board may require us to provide financial support to our bank subsidiary.

Under federal law and regulatory policy, bank holding companies are expected to act as a source of financial and managerial strength to their subsidiary banks. The Federal Reserve may require us to commit capital resources to support Home Federal Savings, including at times when it may not otherwise be advantageous to do so.

Such a requirement could necessitate raising additional capital or incurring debt, which may be costly or difficult under adverse market conditions. Any such actions could materially adversely affect our financial condition and results of operations.

Risks Related to Economic Conditions

Changes in trade policies and tariffs could adversely affect our business, financial condition, and results of operations.

Changes in trade policies, including the imposition or escalation of tariffs and trade restrictions, could negatively affect economic conditions in the markets we serve. Our customers—particularly those engaged in agriculture, manufacturing, and retail—may experience higher input costs, reduced export demand, and supply chain disruptions as a result of such policies. These factors could reduce customer revenues and profitability, potentially leading to layoffs and impairing borrowers’ ability to meet their financial obligations.

Prolonged trade tensions may also contribute to market volatility, declining asset values, and weakened consumer confidence. As a result, we may experience increased loan delinquencies, higher credit losses, and deterioration in asset quality. In addition, a slowdown in local economic activity could reduce loan demand, deposit growth, and fee-based income. We cannot predict the outcome of trade negotiations or the full impact of tariffs and related policies on our customers or the broader economy. Any adverse developments could materially and negatively affect our financial condition, results of operations, and growth prospects.

Inflation could adversely affect our financial performance and our customers' ability to repay loans.

Inflation risk represents the potential for increases in the cost of goods and services to erode purchasing power and negatively impact economic activity. Rising inflation may reduce the fair value of our investment securities, particularly those with longer durations, although floating-rate instruments may be less affected.

Inflation also increases our operating costs, including expenses for utilities, technology, and personnel, which may adversely affect our noninterest expense levels. At the same time, our customers may face higher household and business expenses, which could reduce their disposable income and cash flow. These pressures may impair borrowers’ ability to repay loans, resulting in higher delinquencies and credit losses.

Our concentration in real estate lending and our limited geographic diversification increase our exposure to adverse economic conditions.

We maintain a significant concentration of loans secured by real estate, primarily within our local market area, and have limited geographic diversification. As a result, our financial performance is particularly dependent on economic conditions in this region. Adverse changes in local economic conditions may disproportionately affect our borrowers’ ability to meet their repayment obligations.

A deterioration in economic conditions—whether local, national, or global—may negatively impact real estate values, reduce collateral coverage, and increase the risk of loan losses. In addition, disruptions in credit markets or broader economic downturns could adversely affect the value of our loan portfolio, investments, and collateral, as well as our operating results. These factors could lead to increased delinquencies, higher levels of nonperforming and classified assets, and reduced demand for our products and services, which may adversely affect our capital, liquidity, and overall financial condition.

A deterioration in economic conditions could reduce demand for our products and services and increase credit-related risks.

Our profitability is largely dependent on economic conditions in our primary market area. Unlike more geographically diversified institutions, we are more susceptible to localized economic downturns. A weakening of economic conditions—whether due to inflation, recessionary pressures, trade disruptions, geopolitical events, unemployment, or other factors beyond our control—could have a material adverse effect on our business. Such conditions may result in:

•
reduced demand for loans and other financial products;
•
increased loan delinquencies, nonperforming assets, and foreclosures;
•
declines in the value of collateral, particularly real estate, reducing borrowing capacity and recovery values; and
•
deterioration in the financial condition of guarantors, impairing their ability to fulfill their obligations.

Additionally, deflationary pressures, while potentially lowering certain operating costs, could adversely affect borrowers by reducing asset values and revenues, thereby impairing their ability to service debt. Any of these developments could materially and adversely affect our financial condition, liquidity, and results of operations.

Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation has changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments in the federal government may have varying effects on the banking and financial services industry that are difficult to predict, which makes it difficult for us to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to achieve our business goals, and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations.

The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.

Other political and economic events within the United States, including a contentious domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the Federal Reserve Board, disagreements over long-term federal budget and deficit reduction plans, disagreements over, or threats not to increase, the U.S. government’s borrowing limit (or “debt ceiling”), and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy.

Regional business and economic conditions are a major driver of our results of operations. Difficult conditions in the regional business and economic environment, including those caused by the lack of stability and predictability of U.S. policymaking, may materially adversely affect our operating expenses, the quality of our assets, credit losses, and the demand for our products and services.

Risks Related to our Business Strategy

Our growth strategy may not be successful and may adversely affect our financial condition and results of operations.

Our business strategy includes growth in assets, deposits, and the scale of our operations. Achieving this growth will require us to attract customers who currently maintain relationships with competing financial institutions. Our ability to grow successfully depends on several factors, including our ability to attract and retain experienced personnel, identify and execute on viable business opportunities, and compete effectively within our market area.

There can be no assurance that growth opportunities will be available or that we will be able to manage growth effectively. Failure to do so could adversely affect our financial condition and results of operations. In addition, expansion efforts typically involve significant upfront costs, including investments in personnel, infrastructure, and lending capacity, and there may be a lag before such investments generate corresponding revenues. As a result, growth initiatives may place downward pressure on earnings until economies of scale are achieved.

Our growth may require additional capital, which may not be available on acceptable terms, if at all.

We are subject to regulatory capital requirements and may need to raise additional capital to support future growth. If we raise capital through the issuance of equity or other securities, existing stockholders may experience dilution in ownership and, potentially, book value per share. Newly issued securities may also carry rights, preferences, or privileges senior to those of existing stockholders.

Our ability to raise additional capital will depend on market conditions and our financial performance, both of which are beyond our control. We may not be able to access capital markets on favorable terms, or at all, when needed. If we are unable to raise sufficient capital, our ability to pursue growth opportunities, including acquisitions and organic expansion, could be materially impaired.

Risks Related to Competitive Matters

Strong competition may limit our growth and profitability.

The banking and financial services industry is highly competitive. We compete with a wide range of financial institutions and non-bank financial service providers, many of which are significantly larger and have greater financial resources, broader product offerings, higher lending limits, and more advanced technologies.

These competitors may offer more favorable loan terms, higher deposit rates, or enhanced digital capabilities. Increased competition may also make it more difficult and costly to attract and retain qualified employees. Ongoing industry consolidation, as well as legislative and technological changes, may further intensify competition. Our ability to maintain and grow profitability depends on our ability to compete effectively in this environment.

Our relatively small size may limit our ability to compete effectively.

As a smaller financial institution, we have fewer financial and operational resources than many of our competitors. This may limit our ability to invest in marketing, technology, and new products and services at the same level as larger institutions.

Because our primary source of income is net interest income, our revenue-generating capacity is constrained by the size of our balance sheet. This may hinder our ability to absorb rising costs, including regulatory compliance expenses. In addition, our smaller customer base may limit our ability to generate diversified noninterest income. These factors could adversely affect our competitive position and growth prospects.

Risks Related to Operational Matters

We are subject to operational and cybersecurity risks, including risks related to technology failures and data security breaches

Our business is highly dependent on information technology systems and third-party service providers. We process, transmit, and store significant amounts of confidential information. Any failure, interruption, or breach of these systems could disrupt operations and compromise sensitive data.

We face risks from cyber-attacks, including malware, phishing, ransomware, denial-of-service attacks, and other security incidents. These threats are continually evolving, and while we implement security measures, there can be no assurance that such measures will be effective. A successful cyber incident or system failure could result in financial losses, reputational harm, regulatory scrutiny, and legal liability, any of which could materially and adversely affect our business.

Our reliance on third-party vendors for critical services, including data processing, also exposes us to risks related to vendor performance and security. Disruptions, failures, or security breaches at these vendors could negatively impact our operations. In addition, such incidents may not be disclosed to us in a timely manner, limiting our ability to respond effectively.

Our board relies on management and external advisors for oversight of cybersecurity risk.

Our board of directors relies significantly on management and third-party experts to oversee cybersecurity risk management. While we maintain an internal technology committee and engage external consultants, members of our board have limited direct experience in cybersecurity matters. As a result, effective oversight depends on the quality of information and recommendations provided by management and advisors, which may not fully mitigate cybersecurity risks.

The loss of key personnel could adversely affect our business.

Our success depends on the continued service of our senior management and key employees, who possess significant industry experience, market knowledge, and customer relationships. The loss of these individuals, or our inability to attract and retain qualified personnel, could disrupt our operations and impair our ability to execute our business strategy. We do not maintain key-person life insurance on members of our senior management team.

Liquidity constraints or funding disruptions could adversely affect our operations and financial condition.

We must maintain adequate liquidity to meet deposit withdrawals and borrower funding needs. While we rely primarily on core deposits, we also utilize alternative funding sources such as Federal Home Loan Bank advances, Federal Reserve Discount Window, federal funds purchased, and brokered deposits.

Market disruptions, competitive pressures, or adverse operating performance could limit our access to these funding sources or increase their cost. If we are required to rely on higher-cost funding, our net interest margin and profitability may be negatively affected. In addition, we may be required to sell assets at unfavorable prices to meet liquidity needs, potentially resulting in realized losses.

Liquidity constraints may also result in increased regulatory scrutiny or restrictions, including limitations on growth, dividend payments, and the use of brokered deposits.

Future potential reliance on and integration of artificial intelligence (AI) and machine learning (ML) technologies could expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.

The enhanced use of AI and ML by financial institutions can lead to a variety of risks.

•
Operational & Model Risk: AI/ML models that can be used for credit scoring, fraud detection, customer service, and investment decisions can rely on complex algorithms and vast datasets. Errors, biases, or "hallucinations" (generating false information) in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention.
•
Data Security & Privacy: AI systems process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties, damaging customer trust.
•
Regulatory & Compliance Risk: The regulatory landscape for AI is rapidly evolving. New laws could impose costly compliance burdens, restrict AI use, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., "digital redlining"), potentially increasing operational costs and limiting service offerings.
•
Talent & Third-Party Risk: Attracting and retaining skilled AI professionals is crucial and competitive. Financial institutions may also have greater dependence on third-party AI vendors, creating dependency risks and potential issues with data handling, model reliability, and licensing, all of which could disrupt operations.
•
Reputational & Ethical Risk: Misuse of AI, biased outcomes, or privacy violations can harm a financial institution’s brand, erode customer confidence, and attract negative public attention, potentially affecting demand for services.

If we cannot effectively manage these challenges, including adapting to rapid technological change and ensuring responsible AI governance, our reputation, competitive position, and financial performance could be significantly harmed.

The financial condition of other financial institutions could adversely affect us.

We have exposure to other financial institutions through various transactions and relationships, including funding, clearing, and investments. The financial instability or failure of one or more institutions could lead to market-wide liquidity disruptions and increased credit risk.

Defaults by counterparties or declines in the value of collateral could result in financial losses. Broader concerns about the financial services industry may also negatively impact market confidence and funding availability, which could materially and adversely affect our operations and financial condition.

Our inability to tailor our retail delivery model to respond to consumer preferences in banking may negatively affect earnings.

Our branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, we regularly review our branch network, which can result in branch consolidation accompanied by the enhancement of our capabilities to serve its customers through alternate delivery channels. In that regard, we expect to continue to devote substantial time and resources to improving our digital products and services. The success of these initiatives will depend on, among other things, whether our upgraded technology and digital solutions are received favorably by our customers and employees and improves their experiences and interactions with us. If we are unable to fully implement the digital offerings or successfully achieve these objectives with customers, the anticipated benefits of these initiatives may not be realized fully, or at all, or may take longer to realize than expected or we may experience significant customer attrition.

Risks Related to Acquisitions

Acquisitions may not achieve expected benefits and may adversely affect our financial condition.

We may pursue acquisitions as part of our growth strategy. These transactions involve various risks, including:

•
potential dilution of tangible book value and earnings per share;
•
exposure to unknown or contingent liabilities;
•
asset quality deterioration in acquired portfolios;
•
goodwill impairment and earnings volatility;
•
integration challenges and associated costs;
•
failure to achieve anticipated synergies or cost savings;
•
diversion of management attention; and
•
the loss of key employees or customers.

These risks could adversely affect our financial performance and the value of our common stock.

Risks Related to Accounting Matters

Changes in estimates and assumptions could materially affect our financial statements.

The preparation of financial statements requires management to make estimates and assumptions that are inherently uncertain and subject to change. Key areas include the allowance for credit losses, pension obligations, and the fair value of financial instruments. Actual results may differ materially from these estimates, which could affect our financial condition and results of operations.

Changes in accounting standards could impact reported results.

Accounting standard-setters and regulators periodically update financial reporting requirements. These changes may affect how we recognize and measure financial statement items and could require retrospective application. Such changes could materially impact our reported financial condition and results of operations.

Other Risks Related to Our Business

Our reputation is critical to our success.

As a community bank, our reputation is a key component of our business strategy. Negative publicity, whether warranted or not, could result in the loss of customers, employees, and business opportunities. Reputational harm may arise from operational failures, regulatory issues, cybersecurity incidents, or misconduct by employees or customers, and could materially and adversely affect our performance.

Climate-related risks may adversely affect our business and customers.

Regulatory, economic, and behavioral responses to climate change may affect our customers and the markets we serve. These changes could reduce demand for certain products, impair borrowers’ creditworthiness, and decrease the value of collateral. Our efforts to manage these risks may not be effective, and such developments could adversely affect our financial condition and results of operations.

Government shutdowns, natural disasters, and other external events could adversely affect our operations.

Government shutdowns may disrupt loan originations and sales, reducing noninterest income. Natural disasters and severe weather events, particularly those affecting our regional footprint (e.g., tornadoes or drought), could impair borrowers’ ability to repay loans, damage collateral, and disrupt operations. Such events could materially and adversely affect our financial condition and results of operations.

Anti-takeover provisions may limit changes in control.

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

Item 2. Properties.

We operate from our main office in Grand Island, Nebraska, eight branch offices located in Grand Island, Hastings, Holdrege, Lexington, Lincoln and Superior, Nebraska, and a drive-up facility in Grand Island, Nebraska. At March 31, 2026, the net book value of our properties (including furniture, fixtures and equipment) was $12.8 million. We own seven of our properties and lease the remaining property. Our properties range in size from 1,150 square feet to 12,197 square feet. We believe that our current facilities are adequate to meet our present and foreseeable needs.

Item 3. Legal Proceedings.

At March 31, 2026, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market, Holder and Dividend Information.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CPBI.” The approximate number of holders of record of Central Plains Bancshares, Inc.’s common stock as of June 10, 2026 was 251. Certain shares of Central Plains Bancshares, Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

During the year ended March 31, 2026, the Company repurchased 43,183 shares of Common Stock under the stock repurchase program at a weighted-average price of $15.70 per share, totaling $679,000.

The following table sets forth information about the Company's purchases of its common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2026	—	$—	—	136,374
February 1 - February 28, 2026	2,540	17.74	2,540	133,834
March 1 - March 31, 2026	5,156	17.47	5,156	128,678
Total	7,696	$17.57	7,696

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition as of March 31, 2026, and our results of operations for years ended March 31, 2026 and 2025. The information in this section has been derived from the consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the business and financial information regarding Central Plains Bancshares provided in this document.

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

The Jumpstart Our Business Startups ("JOBS") Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We determined to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following are our accounting policies that require significant judgments and estimates.

Allowance for Credit Losses. The Current Expected Credit Losses ("CECL") accounting methodology requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. The accounting estimates relating to the allowance for credit losses is a “critical accounting policy” as:

•
changes in the provision for credit losses can materially affect our financial results;
•
estimates relating to the allowance for credit losses require us to project future borrower performance, including cash flows, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default;
•
the allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, GDP, inflation, energy prices and unemployment; and
•
considerable judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

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

Investment Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. We did not have any securities classified as trading at March 31, 2026 or 2025.

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

The discount rate is determined by matching the anticipated defined pension plan cash flows to the spot rates of a high-quality corporate bond index/yield curve and solving for the single equivalent discount rate which would produce the same present value. This methodology is applied consistently from year to year. The discount rate utilized in 2026 was 5.75%.

The weighted average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government-agency debt securities, and real estate investments. The weighted average expected long-term rate of return on plan assets utilized for 2025 was 5.25%. We anticipate using a weighted average expected long-term rate of return on plan assets of 5.50% in 2026.

The assumed rate of annual compensation increases of 4.00% in 2026 reflected expected trends in salaries and the employee base.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 14 of the Notes to the Consolidated Financial Statements.

Comparison of Financial Condition at March 31, 2026 and March 31, 2025

The following table sets forth selected historical financial data at the dates presented. The information is derived in part from, and should be read together with, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	At March 31,
	2026	2025
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Total assets	$558,647	$508,702
Cash and cash equivalents	29,929	28,682
Investment securities held-to-maturity	175	222
Investment securities available-for-sale	62,534	59,369
Loans, net of allowance for credit losses	442,537	396,756
Total liabilities	469,657	425,370
Deposits	460,356	416,201
Total equity	$88,990	$83,332

Total Assets. Total assets increased $49.9 million, or 9.8%, to $558.6 million at March 31, 2026 from $508.7 million at March 31, 2025. The increase was primarily due to a $45.8 million, or 11.5%, increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.2 million, or 4.3%, to $29.9 million at March 31, 2026 from $28.7 million at March 31, 2025. The increase was primarily attributable to the timing of payments related to accounts payable and accrued expenses, including fluctuations in vendor disbursements near period end. We regularly evaluate our liquidity position in light of alternative uses of available funds and prevailing market conditions.

Investment Securities Available for Sale. Securities available-for-sale increased $3.1 million, or 5.3%, to $62.5 million at March 31, 2026 from $59.4 million at March 31, 2025. We purchased $10.4 million in securities, received principal payments of $8.5 million, had net discount amortization of $19,000 and a decrease in the unrealized loss on the securities portfolio of $1.2 million during the year ended March 31, 2026.

Gross Loans. Gross loans held for investment increased $46.1 million, or 11.5%, to $448.3 million at March 31, 2026, from $402.2 million at March 31, 2025. We experienced increases in five loan categories: real estate construction, real estate residential, real estate commercial, commercial non-real estate, and agriculture loans. The largest increase was in commercial non-real estate loans, which increased $16.4 million, or 51.2%, to $48.4 million from $32.0 at March 31, 2025.

Total Deposits. Total deposits increased $44.2 million, or 10.6%, to $460.4 million at March 31, 2026 from $416.2 million at March 31, 2025. The increase in deposits reflected increases in money market, savings accounts, and time deposits, which increased by $52.9 million from $198.9 million at March 31, 2025 to $251.8 million at March 31, 2026. Included in the increase in time deposits was $20.3 million of brokered deposits obtained during the year to support balance sheet growth and liquidity management.

Non-interest bearing deposits and NOW accounts decreased $8.7 million, or 6.0%, to $208.6 million at March 31, 2026 from $217.3 million at March 31, 2025. We believe that long-term customers have continued to seek higher-yield deposits in the current market interest rate environment. We also had brokered deposits of $27.6 million at March 31, 2026 and $7.3 million at March 31, 2025, which are included in the other time deposits.

Borrowings. We had no borrowings at March 31, 2026 or March 31, 2025. We have had limited borrowings in recent periods, as we have generally been able to utilize cash provided by our increase in deposits to fund our operations, although we will utilize FHLB and FRB's Discount Window advances as needed to support increased loan funding.

Total Equity. Total equity increased $5.7 million, or 6.8% to $89.0 million at March 31, 2026 from $83.3 million at March 31, 2025. This increase in total equity is the result of net income of $4.0 million for the year ended March 31, 2026 and other comprehensive income of $1.4 million.

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

	Year Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$418,754	$25,097	5.99%	$391,330	$22,246	5.68%
Mortgage-backed securities	52,972	2,115	3.99%	51,975	1,976	3.80%
Investment securities (1)	7,391	165	2.23%	7,194	168	2.34%
Interest-bearing deposits and other	12,250	288	2.35%	12,451	313	2.51%
Total interest-earning assets	491,367	27,665	5.63%	462,950	24,703	5.34%
Non-interest-earning assets	24,504			19,032
Total assets	$515,871			$481,982

Interest-bearing liabilities:
Savings accounts	$47,083	250	0.53%	$42,924	195	0.45%
Money market accounts	33,146	750	2.26%	27,530	631	2.29%
NOW accounts	133,070	2,250	1.69%	128,546	2,147	1.67%
Certificates of deposit	119,430	5,082	4.26%	101,820	4,547	4.47%
Individual retirement accounts	17,569	600	3.42%	16,693	595	3.56%
Total interest-bearing deposits	350,298	8,932	2.55%	317,513	8,115	2.56%
Borrowings	1,324	59	4.46%	1,752	99	5.65%
Total interest-bearing liabilities	351,622	8,991	2.56%	319,265	8,214	2.57%
Other non-interest-bearing liabilities	90,969			98,895
Total liabilities	442,591			418,160
Total equity	73,280			63,822
Total liabilities and total equity	$515,871			$481,982
Net interest income		$18,674			$16,489
Net interest rate spread (2)			3.07%			2.76%
Net interest-earning assets (3)	$139,745			$143,685
Net interest margin (4)			3.80%			3.56%
Average interest-earning assets to interest-bearing liabilities	139.74%			145.00%

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

	Years Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:	(Dollars in thousands)
Loans	$2,183	$668	$2,851
Mortgage-backed securities	84	55	139
Investment securities (1)	—	(3)	(3)
Interest-bearing deposits and other	15	(40)	(25)
Total interest-earning assets	2,282	680	2,962

Interest-bearing liabilities:
Savings accounts	9	46	55
Money market accounts	118	1	119
Now accounts	93	10	103
Certificates of deposits	780	(245)	535
Individual retirement accounts	4	1	5
Borrowings	(40)	—	(40)
Total interest-bearing liabilities	964	(187)	777
Change in net interest income	$1,318	$867	$2,185

(1)
Represents investments in municipal bonds.

Comparison of Operating Results for the Years Ended March 31, 2026 and 2025

The following table sets forth selected historical financial data for the fiscal years presented. The information is derived in part from, and should be read together with, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	For the year ended March 31,
	2026	2025
	(Dollars in thousands)
Selected Consolidated Operating Data:
Interest income	$27,665	$24,703
Interest expense	8,991	8,214
Net interest income before provision for credit losses	18,674	16,489
Provision for credit losses	306	200
Net interest income after provision for credit losses	18,368	16,289
Non-interest income	2,667	2,610
Non-interest expense	16,044	14,376
Income before income tax expense	4,991	4,523
Income tax expense	991	869
Net income	$4,000	$3,654

General. Net income increased $346,000, or 9.5%, to $4.0 million for the year ended March 31, 2026, compared to $3.7 million for the year ended March 31, 2025.

Interest and Dividend Income. Interest and dividend income increased $3.0 million, or 12.0%, to $27.7 million for the year ended March 31, 2026 from $24.7 million for the year ended March 31, 2025. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income.

Interest income on loans increased $2.9 million, or 12.8%, to $25.1 million for the year ended March 31, 2026 from $22.2 million for the year ended March 31, 2025. The average balance of loans increased $27.4 million, or 7.0%, to $418.7 million for the year ended March 31, 2026 from $391.3 million for the year ended March 31, 2025. The increase is due to our continued focus on growing our loan portfolio consistent with maintaining asset quality. Our yield on loans increased 31 basis points to 5.99% for the year ended March 31, 2026 from 5.68% for the year ended March 31, 2025. The increase in yield was primarily due to loan repricing upon reaching scheduled reset dates and growth in the loan portfolio.

Interest income on securities increased $136,000, or 6.3%, to $2.3 million for the year ended March 31, 2026 from $2.1 million for the year ended March 31, 2025, due to a 16 basis point increase in the average yield from 3.62% for the year ended March 31, 2025 to 3.78% for the year ended March 31, 2026, and by a $1.2 million increase in the average balance of securities to $60.4 million for the year ended March 31, 2026 from $59.2 million for the year ended March 31, 2025.

Interest Expense. Interest expense increased $777,000, or 9.5%, to $9.0 million for the year ended March 31, 2026 compared to $8.2 million for the year ended March 31, 2025, driven primarily by an increase in the average balance of interest-bearing liabilities.

Interest expense on deposits increased $817,000, or 10.1%, to $8.9 million for the year ended March 31, 2026 compared to $8.1 million for the year ended March 31, 2025. The increase was due to an increase in the average balances of all interest-bearing liabilities.

The average balances of certificates of deposit increased $17.6 million, or 17.3% to $119.4 million for the year ended March 31, 2026 from $101.8 million for the year ended March 31, 2025. Included in the increase in time deposits was $20.3 million of brokered deposits obtained during the year to support balance sheet growth and liquidity management. The average balances of NOW accounts increased $4.5 million, or 3.5% to $133.0 million for the year ended March 31, 2026 from $128.5 million for the year ended March 31, 2025. The average balances of savings accounts increased $4.2 million, or 9.7% to $47.1 million for the year ended March 31, 2026 from $42.9 million for the year ended March 31, 2025. The average balances of money market accounts increased $5.6 million, or 20.4% to $33.1 million for the year ended March 31, 2026 from $27.5 million for the year ended March 31, 2025. The average balances of individual retirement accounts increased $876,000, or 5.2% to $17.6 million for the year ended March 31, 2026 from $16.7 million for the year ended March 31, 2025.

Interest expense on FHLB borrowings decreased $40,000, or 40.4%, to $59,000 for the year ended March 31, 2026 compared to $99,000 for the year ended March 31, 2025. The decrease was due to a decrease in the average balance of borrowings of $428,000, or 24.4%, to $1.3 million for the year ended March 31, 2026 compared to $1.8 million for the year ended March 31, 2025.

Net Interest Income. Net interest income increased $2.1 million, or 12.8%, to $18.4 million for the year ended March 31, 2026 compared to $16.3 million for the year ended March 31, 2025.

Our interest rate spread increased 31 basis points to 3.07% for the year ended March 31, 2026, compared to 2.76% for the year ended March 31, 2025, and our net interest margin increased 24 basis points to 3.80% for the year ended March 31, 2026 compared to 3.56% for the year ended March 31, 2025.

Provision for Credit Losses. Provision for credit losses was $306,000 for the year ended March 31, 2026, compared to $200,000 for the year ended March 31, 2025. The increase in provision expense was primarily attributable to loan growth during the period, as gross loans held for investment increased $46.1 million, or 11.5%, with notable growth in commercial non-real estate, real estate, and agricultural loan segments.

The allowance for credit losses increased to $5.8 million at March 31, 2026 from $5.4 million at March 31, 2025, reflecting the higher level of outstanding loans as well as continued evaluation of portfolio risk characteristics. Despite the increase in the allowance balance, the allowance for credit losses as a percentage of total loans decreased to 1.30% at March 31, 2026 from 1.35% at March 31, 2025, primarily due to the mix and relative credit quality of loan growth during the period.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Non-Interest Income. Non-interest income increased $60,000, or 2.3%, to $2.7 million for the year ended March 31, 2026 compared to $2.6 million for the year ended March 31, 2025. Gain on sale of loans increased $156,000, or 72.6%, to $371,000 for the year ended March 31, 2026 from $215,000 for the year ended March 31, 2025. Service charges on deposit accounts decreased $146,000, or 16.0%, to $766,000 for the year ended March 31, 2026 compared to $912,000 for the year ended March 31, 2025, primarily due to decreases in ATM surcharges and miscellaneous operating income. Other income from the Company's insurance and investment subsidiary increased $57,000, or 73.1%, to $135,000 for the year ended March 31, 2026, from $78,000 for the year ended March 31, 2025, primarily reflecting improved market performance.

Non-Interest Expense. Non-interest expense increased $1.6 million, or 11.6%, to $16.0 million for the year ended March 31, 2026 from $14.4 million for the year ended March 31, 2025. Salaries and employee benefits increased $874,000, or 11.1%, to $8.8 million for the year ended March 31, 2026 from $7.9 million for the year ended March 31, 2025, due to annual wage adjustments and a full year of recognizing stock based compensation expense from stock options and restricted stock awards granted under the 2024 Equity Incentive Plan. The Company implemented the 2024 Equity Incentive Plan on November 26, 2024, and began recognizing expense associated with this plan in December 2024. Other general and administrative expenses increased $273,000, or 10.5%, to $2.9 million for the year ended March 31, 2026 from $2.6 million for the year ended March 31, 2025, due to a combination of increases in insurance, auditing and consulting fees. The increase was primarily attributable to higher insurance, audit, and consulting expenses, as well as incremental costs related to recruiter fees and software licensing.

Occupancy and equipment expenses increased $529,000, or 50.2%, to $1.6 million for the year ended March 31, 2026 from $1.1 million for the year ended March 31, 2025, due to recognizing a full year of depreciation for our newly constructed branches in Lincoln and Hastings, Nebraska.

Income Tax Expense. Income tax expense increased $122,000, or 14.0%, to $991,000 for the year ended March 31, 2026, compared to $869,000 for the year ended March 31, 2025, primarily reflecting higher pre-tax income. The effective tax rate increased to 19.9% for the year ended March 31, 2026 from 19.2% for the year ended March 31, 2025.

The increase in the effective tax rate was primarily driven by changes in the composition of taxable income and a lower relative benefit from permanent tax differences, including tax-exempt income, compared to the prior year.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk. As a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Accordingly, a principal component of our operations is to manage interest rate risk and to limit the exposure of our financial condition and results of operations to changes in market interest rates.

The Board of Directors regularly reviews the interest rate risk inherent in our assets and liabilities and establishes the level of risk deemed appropriate. These reviews are conducted in the context of our overall business strategy, operating environment, capital position, liquidity profile and performance objectives, and are guided by policies and limits approved by the Board.

Our asset/liability management strategy is designed to manage the impact of changes in interest rates on net interest income, which is our primary source of earnings. The primary techniques we use to manage interest rate risk include:

•
maintaining capital levels in excess of the regulatory thresholds for "well-capitalized" institutions;
•
maintaining adequate levels of on-balance sheet and contingent liquidity;
•
selling longer-term, fixed-rate loans into the secondary market, subject to market conditions; and
•
diversifying our loan portfolio by increasing the proportion of commercial loans, which generally have shorter maturities and/or adjustable interest rates.

Through these strategies, we believe we are better positioned to respond to changes in market interest rates.

We do not currently engage in hedging activities, such as the use of interest rate futures or options, and we do not presently anticipate entering into such transactions.

Net Interest Income Analysis. We assess our sensitivity to changes in interest rates using a net interest income (“NII”) simulation model provided by a third-party vendor. Net interest income represents the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

Using this model, we estimate net interest income over a one-year horizon under various interest rate scenarios. These scenarios assume gradual and parallel shifts in the United States Treasury yield curve, both upward and downward, of up to 400 basis points. A basis point equals one one-hundredth of one percent; therefore, 100 basis points equals 1.0%. For example, an increase in interest rates from 3.0% to 4.0% represents a 100 basis point increase.

The following table sets forth, at March 31, 2026, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$21,279	1.43%
300	21,238	1.23
200	21,171	0.92
100	21,082	0.49
Base	20,979	—
(100)	20,918	(0.29)
(200)	20,847	(0.63)
(300)	20,762	(1.03)
(400)	20,675	(1.45)

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at March 31, 2026, we would have experienced a 0.92% increase in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.63% decrease in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at March 31, 2026, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$137,275	$6,588	5.04%	27.38%	352
300	137,028	6,341	4.85	26.77	291
200	136,265	5,578	4.27	26.03	217
100	134,129	3,442	2.63	25.06	120
Base	130,687	—	—	23.86	—
(100)	124,211	(6,476)	(4.96)	22.24	(162)
(200)	114,439	(16,248)	(12.43)	20.13	(373)
(300)	100,754	(29,933)	(22.90)	17.45	(641)
(400)	85,115	(45,572)	(34.87)	14.53	(933)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at March 31, 2026, we would have experienced a 4.27% increase in market value of equity MVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 12.43% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates. As of March 31, 2026, all changes in net interest income NII and MVE reflected in the above tables were within policy limits established by the Board of Directors.

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

Liquidity and Capital Resources

Liquidity. Liquidity refers to our ability to generate sufficient cash flows to fund loan demand, repay maturing borrowings, meet deposit withdrawal requirements, and fund operating expenses. Our primary sources of funds include deposits; scheduled repayments of loans and investment securities, including interest payments; maturities and sales of loans and investment securities; borrowings from the FRB; advances from the FHLB; and cash flows generated from operations.

Our funding needs vary from period to period based on loan demand, deposit activity, and the level of amortization and prepayments on loans and investment securities. The use of borrowings from the FRB, FHLB advances, and other sources is influenced by loan originations, deposit inflows and outflows, and balance sheet management strategies designed to enhance net interest income.

While contractual maturities and scheduled amortization of loans and investment securities are relatively predictable sources of liquidity, deposit flows and loan prepayments are influenced by market interest rates, general economic conditions, and competitive factors. Our most liquid assets consist of cash and short-term investments, the levels of which are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the year ended March 31, 2026, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $1.2 million. Net cash provided by operating activities totaled $6.4 million, driven primarily by net income of $4.0 million.

Net cash used in investing activities totaled $48.7 million, primarily reflecting a net increase in loans of $46.1 million and purchases of available-for-sale investment securities of $10.5 million, partially offset by proceeds from principal paydowns and maturities of available-for-sale investment securities of $8.5 million.

Net cash provided by financing activities totaled $43.5 million, consisting primarily of net increases in deposit accounts.

For the year ended March 31, 2025, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $17.2 million. Net cash provided by operating activities totaled $4.5 million, driven primarily by net income of $3.7 million.

Net cash used in investing activities totaled $27.9 million, primarily reflecting a net increase in loans of $22.6 million and purchases of available-for-sale investment securities of $6.2 million, partially offset by proceeds from principal paydowns and maturities of available-for-sale investment securities of $8.3 million.

Net cash provided by financing activities totaled $40.7 million, consisting primarily of net increases in deposit accounts.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2026, Home Federal Savings was categorized as well-capitalized for bank regulatory purposes. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 8 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At March 31, 2026, we had $48.4 million of unfunded loan commitments, $10.2 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit (excluding retirement account deposits) that are scheduled to mature in less than one year from March 31, 2026 totaled $89.0 million at March 31, 2026. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, FRB borrowings, or our private bankers’ bank line of credit or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

In November 2024, the FASB issued ASU 2024‑03, "Income Statement Reporting—Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses," which requires expanded disclosures regarding the disaggregation of certain expense categories, including employee compensation, depreciation, and other material components of operating expenses. In January 2025, the FASB issued ASU 2025‑01, which clarifies the effective date of ASU 2024‑03. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance; however, as the update is limited to expanded disclosures, it is not expected to have a material effect on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements, including supplemental data, of Central Plains Bancshares, Inc. and its consolidated subsidiaries begins on page 50 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls & Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the year ended March 31, 2026, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “—Delinquent Section 16(a) Reports,” “—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Recommendations by Stockholders,” and “Meetings and Committees of the Board of Directors—Audit Committee” is incorporated herein by reference.

Item 11. Executive Compensation.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors—Executive Compensation and Directors' Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of March 31, 2026 regarding the Company’s equity compensation plans that have been approved by shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2024 Equity Incentive Plan	319,924	$14.63	93,157
Total	319,924	$14.63	93,157

(1)
Consists of outstanding stock options to purchase 319,924 shares of common stock granted under the Company's stock-based compensation plan.
(2)
Represents the weighted average exercise price of stock options granted in 2024, 2025, and 2026.
(3)
Represents the number of available shares that may be granted under the 2024 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors—Transactions with Certain Related Persons” and “—Board Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in Central Plains Bancshares, Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

4.2	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of the Company (file no. 001-41844), filed with the SEC on June 21, 2024).
10.1	Employment Agreement with Steven D. Kunzman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (file no. 001-41844), filed with the SEC on October 26, 2023).
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

10.8	Employment Agreement with Dannel R. Garness (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company (files no. 001-41844), filed with the SEC on June 26, 2026).
19

Policies and Procedures and Addendum Regarding Insider Trading and the Confidentiality of Information (Appendices omitted) (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K of the Company (file no. 001-41844), filed with the SEC on June 26, 2025).

97

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K of the Company (file no. 001-41844), filed with the SEC on June 26, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
23	Consent of Independent Public Accounting Firm - Plante & Moran, PLLC
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF CENTRAL PLAINS BANCSHARES, INC.

2026 and 2025 Consolidated Annual Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Central Plains Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Central Plains Bancshares, Inc. and its Subsidiary (the “Company”) as of March 31, 2026 and 2025, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

June 18, 2026

PART I—FINANCIAL INFORMATION

Item 17. Financial Statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Year ended March 31,
	2026	2025
	(Dollars in thousands)
Assets:
Cash and due from banks	$7,464	$7,611
Interest-bearing deposits in other banks	22,465	21,071
Total cash and cash equivalents	29,929	28,682
Investment securities - available for sale	62,534	59,369
Investment securities - held to maturity	175	222
Loans - net of unearned income	448,346	402,197
Allowance for credit losses on loans	(5,809)	(5,441)
Loans, net	442,537	396,756
Accrued interest receivable	3,256	3,101
Federal Home Loan Bank (FHLB) stock - at cost	639	612
Premises and equipment, net	12,755	12,938
Deferred income taxes	2,228	2,703
Mortgage servicing rights	415	380
Other assets	4,179	3,939
Total assets	$558,647	$508,702
Liabilities:
Deposits:
Non-interest bearing deposits	$64,505	$64,497
Interest-bearing
Demand and NOW checking	144,047	152,782
Money market	38,985	30,718
Savings	49,768	45,476
Time deposits over $250,000	35,453	28,590
Other time deposits	127,598	94,138
Total deposits	460,356	416,201
Pension liability	754	1,459
Advances from borrowers for taxes and insurance	1,897	1,834
Accrued interest payable	1,727	1,716
Accounts payable, accrued expenses and other liabilities	4,923	4,160
Total liabilities	469,657	425,370
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,196,359 and 4,231,742 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively)	41	41
Additional paid-in capital	39,672	39,265
Retained earnings	54,404	50,652
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(2,875)	(3,007)
Accumulated other comprehensive loss	(2,252)	(3,619)
Total stockholders' equity	88,990	83,332
Total liabilities and stockholders' equity	$558,647	$508,702

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended March 31,
	2026	2025
	(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$25,097	$22,246
Investment securities	2,280	2,144
FHLB stock	28	31
Federal funds sold	260	282
Total interest and dividend income	27,665	24,703
Interest expense:
Deposits	8,932	8,115
Borrowings and federal funds purchased	59	99
Total interest expense	8,991	8,214
Net interest income before provision for credit losses	18,674	16,489
Provision for credit losses	306	200
Net interest income after provision for credit losses	18,368	16,289
Non-interest income:
Servicing fees on loans	126	132
Service charges on deposit accounts	766	912
Interchange income	1,268	1,271
Gain on sale of loans, net	371	215
Gain from real estate owned and other repossessed assets, net	1	2
Other	135	78
Total non-interest income	2,667	2,610
Non-interest expense:
Salaries and employee benefits	8,763	7,889
Occupancy and equipment	1,494	1,054
Data processing	1,945	1,986
Federal deposit insurance premiums	207	192
Debit card processing	268	261
Advertising	401	387
Other general and administrative expenses	2,966	2,607
Total non-interest expense	16,044	14,376
Income before income tax expense	4,991	4,523
Income tax expense	991	869
Net income	$4,000	$3,654
Earnings per share - basic	$1.06	$0.96
Earnings per share - diluted	$1.05	$0.96
Weighted average shares outstanding - basic	3,790,384	3,815,228
Weighted average shares outstanding - diluted	3,810,764	3,816,418

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31,
	2026	2025
	(Dollars in thousands)
Net income	$4,000	$3,654
Other comprehensive income:
Unrealized holding gain arising during the period on available-for-sale securities	1,187	1,218
Minimum pension liability adjustment	543	622
Other comprehensive income, before tax	1,730	1,840
Income tax expense for other comprehensive income	(363)	(386)
Other comprehensive income, net of tax	1,367	1,454
Comprehensive income	$5,367	$5,108

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
Balance at March 31, 2024	4,130,815	$41	$39,318	$47,130	$(5,073)	$(3,139)	$78,277
Net income	—	—	—	3,654	—	—	3,654
ESOP shares committed to be released	—	—	35	—	—	132	167
Stock purchased and retired	(28,139)	—	(281)	(132)	—	—	(413)
Stock based compensation	—	—	193	—	—	—	193
Issuance of common shares for the Restricted stock plan	129,066	—	—	—	—	—	—
Other comprehensive loss - net of tax	—	—	—	—	1,454	—	1,454
Balance at March 31, 2025	4,231,742	$41	$39,265	$50,652	$(3,619)	$(3,007)	$83,332
Net income	—	—	—	4,000	—	—	4,000
ESOP shares committed to be released	—	—	79	—	—	132	211
Forfeiture of restricted stock	(1,200)	—	—	—	—	—	—
Stock purchased and retired	(43,183)	—	(431)	(248)	—	—	(679)
Stock based compensation	—	—	759	—	—	—	759
Issuance of common shares for the Restricted stock plan	9,000	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	1,367	—	1,367
Balance at March 31, 2026	4,196,359	$41	$39,672	$54,404	$(2,252)	$(2,875)	$88,990

See accompanying notes to consolidated financial statements.

CENTRAL PLAINS BANCHSARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,000	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965	455
Net gain on sale of loans	(371)	(215)
Amortization of premium and accretion of discount on securities, net	(19)	71
Disposal of premises and equipment	96	—
Deferred income tax expense	112	255
Provision for credit losses	306	200
Origination of loans held for sale	(25,796)	(14,883)
Proceeds from sales of loans held for sale	26,167	15,098
Contributions to pension plan	600	600
ESOP expense	211	167
Stock based compensation	759	193
Change in assets and liabilities:
Accrued interest receivable	(155)	(852)
Mortgage servicing rights	(35)	23
Other assets	(166)	386
Accrued interest payable	11	(177)
Accounts payable, accrued expenses and other liabilities	1	(516)
Net cash provided by operating activities	6,686	4,459
Cash flows from investing activities:
Net change in loans	(46,161)	(22,567)
Purchase of investment securities available for sale	(10,446)	(6,203)
Principal paydowns from investment securities available for sale	8,487	8,337
Principal paydowns from investment securities held to maturity	47	85
Purchase of FHLB stock	(27)	(28)
Purchase of premises and equipment	(878)	(7,526)
Net cash used in investing activities	(48,978)	(27,902)
Cash flows from financing activities:
Net change in deposits	44,155	41,056
Net change in advances from borrowers for taxes and insurance	63	28
Repurchase of common stock	(679)	(413)
Net cash provided by financing activities	43,539	40,671
Net increase in cash and cash equivalents	1,247	17,228
Cash and cash equivalents—beginning of period	28,682	11,454
Cash and cash equivalents—end of period	$29,929	$28,682
Supplemental disclosures of cash flow and non-cash information:
Cash paid for taxes - federal	$650	$300
Cash paid for taxes - state	$139	$148
Cash paid for interest	$8,980	$8,391
Transfer of loan into other real estate owned	$74	$—

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

Use of Estimates—In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to change in the near term include the allowance for credit losses, the pension liability, and the fair value of investment securities. Actual results could differ materially from those estimates.

Accounting Developments—The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, in December 2023. The amendments require additional disclosures regarding the rate reconciliation and income taxes paid. ASU 2023-09 also removed certain existing disclosure requirements and is effective for annual periods beginning January 1, 2025. The Company adopted ASU 2023-09 effective April 1, 2025, and elected to adopt the amendments retrospectively. Other than the inclusion of additional disclosures, the adoption did not have a significant effect on the Company’s consolidated financial statements.

In March 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, or disclosures.

In November 2024, the FASB issued ASU 2024‑03, Income Statement Reporting—Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires expanded disclosures regarding the disaggregation of certain expense categories, including employee compensation, depreciation, and other material components of operating expenses. In January 2025, the FASB issued ASU 2025‑01, which clarifies the effective date of ASU 2024‑03. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance; however, as the update is limited to expanded disclosures, it is not expected to have a material effect on the Company’s consolidated financial statements.

The Company has evaluated other recently issued accounting standards and determined that they are either not applicable or are not expected to have a material effect on its consolidated financial statements.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, federal funds sold, demand deposits at other financial institutions, and short-term investments with maturities of three months or less when purchased.

Investment Securities—Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. The Company did not have any securities classified as trading at March 31, 2026 or 2025.

Purchased premiums and discounts are amortized and accreted to the earlier of call or maturity of the related security using the effective interest method. Realized gains and losses on the sale of securities are recognized on the specific identification method in the statements of income.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis. If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the statement of operations. Losses are charged against the allowance when management believes the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale securities, totaling $222,000 and $223,000 as of March 31, 2026 and 2025, respectively, is excluded from the estimate of credit losses. If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents management’s estimate of expected credit losses over the contractual life of financial assets measured at amortized cost, including loans held for investment, held-to-maturity debt securities, and certain off-balance sheet credit exposures. The ACL is established through a provision for credit losses charged to earnings and is presented as a valuation account that is deducted from the amortized cost basis of the related financial assets to present the net amount expected to be collected.

Allowance for Credit Losses on Loans—The ACL on loans is estimated using a current expected credit loss (“CECL”) methodology, which considers historical loss experience, current conditions, and reasonable and supportable forecasts. The estimate reflects expected losses over the contractual term of the loans, adjusted for expected prepayments.

The determination of the ACL requires significant management judgment and is inherently subjective, as it involves evaluating a variety of quantitative and qualitative factors that may affect collectability. These factors include, but are not limited to, economic conditions, portfolio composition, borrower creditworthiness, collateral values, and changes in underwriting standards.

Loans are evaluated on a collective (pool) basis when they share similar risk characteristics. The Company has identified the following portfolio segments:

•
Residential real estate - Loans collateralized by 1–4 family residential properties, including owner-occupied, second homes, investment properties, home equity, and junior lien loans. Repayment is primarily dependent on borrower credit quality and housing market conditions.
•
Construction real estate - Loans to finance residential and commercial construction, land acquisition, and development. Repayment is dependent on project completion, market absorption, and borrower financial capacity.
•
Commercial real estate - Loans secured by income-producing or owner-occupied commercial properties. Repayment is largely dependent on property cash flows and market conditions such as vacancy rates.
•
Commercial - Loans to businesses secured by non-real estate assets. Repayment depends on business operations and cash flow generation.
•
Consumer - Loans to individuals for personal expenditures, including both secured and unsecured credits. Repayment is dependent on borrower financial capacity and economic conditions..
•
Land development/sanitary improvement districts (SIDS) - Loans associated with land development and infrastructure financing, with repayment typically dependent on property development progress, lot sales, or assessments.

The Company estimates expected credit losses using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method, which utilizes publicly available regulatory data to develop proxy lifetime loss rates. These rates are adjusted for Company-specific factors and current conditions to arrive at an appropriate estimate of expected losses

Qualitative Adjustments—Management applies qualitative factor adjustments to reflect risks not fully captured in the quantitative model. These factors may include:

•
Changes in the nature, volume, and composition of the loan portfolio;
•
The existence and extent of credit concentrations;
•
Trends in delinquency, nonaccrual, and classified assets;
•
Changes in collateral values for collateral-dependent loans;
•
Changes in lending policies, underwriting standards, and collection practices;
•
Effectiveness of the credit review function;
•
Experience and depth of lending and credit staff;
•
Regulatory, legal, and technological developments; and
•
Actual and expected changes in economic conditions at the national, regional, and local levels.

Loans that do not share similar risk characteristics, including collateral-dependent or nonperforming loans, are evaluated individually. For collateral-dependent loans, expected credit losses are generally measured based on the fair value of collateral, less estimated costs to sell, when repayment is expected to be derived from the collateral.

Charge-Off and Recovery Policy—Loans are charged off when management determines that a loan balance is uncollectible. Recoveries of amounts previously charged off are credited to the ACL. Adjustments to the ACL are recorded through the provision for credit losses. While the ACL methodology incorporates management’s best estimate of expected losses, actual losses may differ due to factors beyond the Company’s control. Accrued interest receivable is excluded from the amortized cost basis of loans for purposes of estimating expected credit losses. The Company has elected to write off accrued interest receivable in a timely manner when deemed uncollectible.

Allowance for Credit Losses on Unfunded Loan Commitments—The Company estimates expected credit losses on off-balance sheet credit exposures, including unfunded loan commitments, over the contractual period in which the Company is exposed to credit risk, unless the obligation is unconditionally cancelable. The ACL for unfunded commitments is recorded as a liability within accrued expenses and other liabilities and is adjusted through the provision for credit losses. The estimate incorporates both the likelihood of funding and the expected credit losses on amounts expected to be funded.

Allowance for Credit Losses on Securities Available-for-Sale—For available-for-sale (“AFS”) debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either condition is met, the security is written down to fair value through earnings. If neither condition is met, the Company evaluates whether the decline in fair value is attributable to credit-related factors. If so, an ACL is established for the credit loss component, limited to the amount by which amortized cost exceeds fair value. Noncredit-related changes in fair value are recognized in other comprehensive income. In performing this assessment, management considers factors such as issuer financial condition, credit ratings, payment performance, and the nature of any guarantees or government support.

Allowance for Credit Losses on Held-to Maturity Securities—The ACL on held-to-maturity (“HTM”) debt securities is estimated under the CECL framework and reflects expected credit losses over the contractual life of the securities. The Company’s HTM portfolio consists primarily of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. These securities carry minimal credit risk due to explicit or implicit government guarantees and a long history of no credit losses. Accordingly, the Company has determined that expected credit losses on these securities are not material.

Premises and Equipment—Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed based on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 39 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs incurred for maintenance and repairs are expensed as incurred. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

Real Estate Owned—Real estate owned (“REO”) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. REO is recorded at the fair value less estimated selling costs at the date of foreclosure. Any write-down at the date of transfer is charged to the allowance for credit losses related to loans. The recognition of gains or losses on sales of REO is dependent upon various factors relating to the nature of the property being sold and the terms of sale. REO values are reviewed on an ongoing basis and any decline in value is recognized as foreclosed asset expense in the current period. All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

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

Operating Segments—The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by Mr. Dannel Garness, President/CEO, who is considered to be the Company's Chief Operating Decision Maker ("CODM"). Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of operations. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of operations to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, data processing, professional services and advertising.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at March 31, 2026 and March 31, 2025:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,376	$149	$(1,311)	$23,214
GNMA bonds	6,948	44	(19)	6,973
FNMA bonds	26,010	224	(1,407)	24,827
Municipal bonds	8,623	—	(1,103)	7,520
Total securities available-for-sale	$65,957	$417	$(3,840)	$62,534

Securities held-to-maturity
FHLMC bonds	$54	$1	$—	$55
GNMA bonds	33	—	—	33
FNMA bonds	88	2	—	90
Total securities held-to-maturity	$175	$3	$—	$178

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,085	$107	$(1,726)	$21,466
GNMA bonds	5,035	34	(2)	5,067
FNMA bonds	27,237	224	(1,871)	25,590
Municipal bonds	8,622	—	(1,376)	7,246
Total securities available-for-sale	$63,979	$365	$(4,975)	$59,369

Securities held-to-maturity
FHLMC bonds	$64	$2	$—	$66
GNMA bonds	46	—	—	46
FNMA bonds	112	2	—	114
Total securities held-to-maturity	$222	$4	$—	$226

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026 and March 31, 2025, are as follows:

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$4,088	$(36)	$10,998	$(1,275)	$15,086	$(1,311)
GNMA bonds	2,647	(19)	—	—	2,647	(19)
FNMA bonds	2,824	(35)	10,815	(1,372)	13,639	(1,407)
Municipal bonds	—	—	7,520	(1,103)	7,520	(1,103)
Total securities available-for-sale	$9,559	$(90)	$29,333	$(3,750)	$38,892	$(3,840)

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$2,919	$(39)	$12,978	$(1,687)	$15,897	$(1,726)
GNMA bonds	105	(1)	1,154	(1)	1,259	(2)
FNMA bonds	3,004	(24)	12,315	(1,847)	15,319	(1,871)
Municipal bonds	—	—	7,246	(1,376)	7,246	(1,376)
Total securities available-for-sale	$6,028	$(64)	$33,693	$(4,911)	$39,721	$(4,975)

The unrealized losses at March 31, 2026 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At March 31, 2026, all of the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities.

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

At March 31, 2026 and March 31, 2025, investment securities with amortized cost of $22.5 million, and $44.2 million, respectively, and estimated fair value of $21.2 million and $41.0 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The Company’s held-to-maturity securities portfolio at March 31, 2026 consists entirely of mortgage-backed securities. These securities do not have a single contractual maturity date and are instead characterized by monthly principal and interest payments, with expected lives that may differ from contractual terms due to prepayments of the underlying mortgage loans. As a result, the Company has not presented the held-to-maturity portfolio by contractual maturity.

The amortized cost and fair values of available for sale investment securities as of March 31, 2026 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$1,064	$1,046
Due after one year through five years	2,382	2,274
Due after five years through ten years	2,842	2,367
Due after ten years	2,335	1,833
Mortgage-backed securities and collateralized mortgage obligations	57,334	55,014
Total	$65,957	$62,534

The Association had no sales of available for sale investment securities for the years ended March 31, 2026 or 2025.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of March 31, 2026 and 2025 is as follows:

	March 31, 2026	March 31, 2025
	(Dollars in thousands)
Real Estate - Construction	$28,633	$15,069
Real Estate - Commercial	129,235	120,184
Real Estate - Residential	162,041	161,144
Commercial Non-Real Estate	48,378	32,007
Agriculture	54,655	42,835
Other Consumer	10,158	14,649
Land Development and SIDs	15,306	16,327
Total Loans	448,406	402,215
Allowance for credit losses	(5,809)	(5,441)
Net deferred origination costs & fees	(60)	(18)
Loans—net	$442,537	$396,756

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of March 31, 2026 and March 31, 2025 were $1.7 million and $1.8 million, respectively. Additionally, the Association had loans totaling $861,000 and $940,000 as of March 31, 2026 and March 31, 2025, respectively, to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the years ended March 31, 2026 and 2025:

	Year Ended March 31, 2026
	Beginning Allowance Balance	Provision for (Recovery of) Credit Losses	Loans Charged off	Recoveries	Ending Allowance Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$110	$—	$—	$356
Real Estate - Commercial	1,572	215	—	—	1,787
Real Estate - Residential	1,926	(141)	(1)	—	1,784
Commercial Non-Real Estate	667	324	—	—	991
Agricultural	476	82	—	—	558
Other Consumer	262	(113)	(17)	3	135
Land Development and SIDs	292	(171)	—	77	198
Total	$5,441	$306	$(18)	$80	$5,809

	Year Ended March 31, 2025
	Beginning	Provision for			Ending
	Allowance	(Recovery of)	Loans		Allowance
	Balance	Loan Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$—	$—	$—	$246
Real Estate - Commercial	2,245	(673)	—	—	1,572
Real Estate - Residential	1,829	97	—	—	1,926
Commercial Non-Real Estate	759	(79)	(13)	—	667
Agricultural	228	248	—	—	476
Other Consumer	327	(64)	(4)	3	262
Land Development and SIDs	226	671	(605)	—	292
Total	$5,860	$200	$(622)	$3	$5,441

The allowance for credit losses on loans excludes $215,000 of allowance for off-balance sheet credit exposures as of March 31, 2026 and 2025, which is recorded within other liabilities on the Consolidated Statements of Financial Condition. No provision for credit losses related to off-balance sheet credit exposures was recorded during the years ended March 31, 2026 and 2025.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at March 31, 2026 and 2025:

	Year Ended March 31, 2026
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	—	—	—
Real Estate - Residential	9	—	—
Commercial Non-Real Estate	—	—	—
Agricultural	1,632	—	—
Other Consumer	—	—	—
Land Development and SIDs	—	—	—
Total	$1,641	$—	$—

	Year Ended March 31, 2025
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	359	—	—
Real Estate - Residential	150	—	68
Commercial Non-Real Estate	—	—	—
Agricultural	—	—	—
Other Consumer	—	13	9
Land Development and SIDs	807	—	39
Total	$1,316	$13	$116

The increase in collateral dependent loans without an allowance for credit losses during the year ended March 31, 2026 was primarily attributable to the migration of two agricultural credits to nonaccrual status. Subsequent to year end, these loans were paid in full in May 2026.

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

Based on the most recent analysis performed, the risk category of loans by class and year of origination is as follows:

	Term Loans by Origination Year (Fiscal Year)						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
At March 31, 2026
Real Estate - Construction
Pass	$13,177	$11,698	$2,242	$—	$—	$—	$1,516	$28,633
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$13,177	$11,698	$2,242	$—	$—	$—	$1,516	$28,633
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	18,117	17,226	13,026	25,608	24,682	28,077	30	$126,766
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	382	—	—	2,087	—	2,469
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$18,117	$17,226	$13,408	$25,608	$24,682	$30,164	$30	$129,235
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	22,592	15,237	12,185	19,644	42,437	39,282	10,297	$161,674
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—		75	19	273	—	367
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$22,592	$15,237	$12,185	$19,719	$42,456	$39,555	$10,297	$162,041
Current year-to-date gross write-offs	1	—	—	—	—	—	—	1
Commercial - Non-Real Estate
Pass	24,366	5,590	3,492	1,469	1,404	5,124	6,151	$47,596
Special Mention	—	—	—	—	—	—	—	—
Substandard	127	—	—	109	—	216	330	782
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$24,493	$5,590	$3,492	$1,578	$1,404	$5,340	$6,481	$48,378
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	16,708	13,705	1,286	2,692	1,747	2,594	13,245	$51,977
Special Mention	—	—	—	—	—	—	—	—
Substandard	868	—	—	—	—	—	1,810	2,678
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,576	$13,705	$1,286	$2,692	$1,747	$2,594	$15,055	$54,655
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,826	1,416	3,188	3,031	109	478	—	$10,048
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	43	42	7	4	—	—	110
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$1,840	$1,459	$3,230	$3,038	$113	$478	$—	$10,158
Current year-to-date gross write-offs	17	—	—	—	—	—	—	17
Land Development and SIDs
Pass	1,981	926	1,137	5,308	5,068	886	—	$15,306
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$1,981	$926	$1,137	$5,308	$5,068	$886	$—	$15,306
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$99,776	$65,841	$36,980	$57,943	$75,470	$79,017	$33,379	$448,406

	Term Loans by Origination Year (Fiscal Year)						Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(Dollars in thousands)
At March 31, 2025
Real Estate - Construction
Pass	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$9,809	$2,908	$367	$—	$—	$—	$1,985	$15,069
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	17,451	14,153	26,916	25,840	3,089	30,409	140	$117,998
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	391	—	—	306	1,489	—	2,186
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$17,451	$14,544	$26,916	$25,840	$3,395	$31,898	$140	$120,184
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	18,914	19,970	22,674	46,132	31,265	12,861	9,078	$160,894
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	135	—	—	115	—	250
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$18,914	$19,970	$22,809	$46,132	$31,265	$12,976	$9,078	$161,144
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	6,549	5,670	3,613	2,790	1,775	6,563	4,551	$31,511
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	122	—	—	374	—	496
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$6,549	$5,670	$3,735	$2,790	$1,775	$6,937	$4,551	$32,007
Current year-to-date gross write-offs	13	—	—	—	—	—	—	13
Agricultural
Pass	16,635	1,763	2,927	2,069	857	2,635	15,078	$41,964
Special Mention	—	—	—	—	—	—	—	—
Substandard	405	—	165	—	—	—	301	871
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,040	$1,763	$3,092	$2,069	$857	$2,635	$15,379	$42,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	2,779	5,021	5,252	359	224	996	—	$14,631
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	8	—	13
Doubtful	5	—	—	—	—	—	—	5
Total Other Consumer	$2,784	$5,021	$5,252	$359	$229	$1,004	$—	$14,649
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	841	1,124	6,313	5,956	552	734	—	$15,520
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	807	—	—	—	—	807
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$841	$1,124	$7,120	$5,956	$552	$734	$—	$16,327
Current year-to-date gross write-offs	605	—	—	—	—	—	—	605
Total loans	$73,388	$51,000	$69,291	$83,146	$38,073	$56,184	$31,133	$402,215

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the years ended March 31, 2026 and 2025. As of April 1, 2024, the amortized cost basis of loans on nonaccrual status was $537,000.

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2026	Loss	Loss	the Period
March 31, 2026
Real Estate- Residential	$9	$9	$—	$1
Agricultural	1,632	1,632	—	—
Total	$1,641	$1,641	$—	$1

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2025	Loss	Loss	the Period
March 31, 2025
Real Estate - Commercial	$359	$359	$—	$29
Real Estate- Residential	150	81	69	10
Commercial Non-Real Estate	13	5	8	—
Other Consumer	807	768	39	27
Total	$1,329	$1,213	$116	$66

The following is an aging analysis of the contractually past due loans as of March 31, 2026 and 2025:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2026	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$28,633	$28,633	$—
Real Estate - Commercial	—	—	—	—	129,235	129,235	—
Real Estate - Residential	623	26	96	745	161,296	162,041	96
Commercial Non-Real Estate	235	—	—	235	48,143	48,378	—
Agricultural	1,356	—	—	1,356	53,299	54,655	—
Other Consumer	125	152	138	415	9,743	10,158	138
Land Development and SIDs	—	—	—	—	15,306	15,306	—
Total	$2,339	$178	$234	$2,751	$445,655	$448,406	$234

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	90 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2025	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$15,069	$15,069	$—
Real Estate - Commercial	—	—	—	—	120,184	120,184	—
Real Estate - Residential	486	—	87	573	160,571	161,144	3
Commercial Non-Real Estate	—	9	—	9	31,998	32,007	—
Agricultural	79	—	—	79	42,756	42,835	—
Other Consumer	112	345	112	569	14,080	14,649	99
Land Development and SIDs	—	—	—	—	16,327	16,327	—
Total	$677	$354	$199	$1,230	$400,985	$402,215	$102

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the years ended March 31, 2026 and 2025.

Note 4 - PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2026 and March 31, 2025, consist of the following:

	March 31, 2026	March 31, 2025
	(Dollars in thousands)
Land	$2,654	$2,367
Buildings and leasehold improvements	17,228	8,888
Construction Work in Progress (1)	—	8,028
Equipment	3,457	3,419
Automobiles	150	140
Computer software	—	1,107
Total cost	23,489	23,949
Less accumulated depreciation	10,734	11,011
Total premises and equipment	$12,755	$12,938

(1)
Construction work in progress represents new branch construction in Lincoln and Hastings, NE. At March 31, 2025; the Lincoln full service branch was 89% billed and the Hastings full service branch was 78% billed. Certificates of occupancy were received in late March 2025 for Lincoln and Mid May 2025 for Hastings.

Depreciation expense included in occupancy and equipment on the consolidated statements of income totaled $965,000 and $455,000 for the years ended March 31, 2026 and 2025, respectively.

Note 5 - DEPOSITS

A summary of time deposits included in interest bearing deposits in the consolidated statements of financial condition by maturity at March 31, 2026, is as follows:

Amount
12 Months Ending March 31,	(Dollars in thousands)
2027	$115,240
2028	29,213
2029	17,434
2030	1,030
2031 or later	134
Total time deposit accounts	$163,051

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination greater than $250, was $35.5 million at March 31, 2026 and $28.6 million at March 31, 2025, respectively. At March 31, 2026, the Company had $27.6 million in brokered deposits and $7.3 million in brokered deposits at March 31, 2025.

In the normal course of business, deposit accounts are held by directors and officers of the Association (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At March 31, 2026 and 2025, total deposits held by directors and officers of the Company and the Association were $3.3 million and $3.4 million, respectively.

Note 6 - Borrowings

The Company had no outstanding borrowings as of March 31, 2026 and March 31, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended March 31,
	2026	2025
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)
Average balance outstanding	$1,324	$1,752
Maximum amount outstanding with the FHLB of Topeka at any month-end during the period	8,500	8,000
Maximum amount outstanding with the Federal Reserve Bank at any month-end during the period	—	—
Maximum amount outstanding with a private banker's bank at any month-end during the period	—	459
Total maximum amount outstanding at any month-end during the period	$8,500	$8,459
Average interest rate during the period	4.46%	5.65%

As of March 31, 2026, the Association had remaining available borrowing capacity with the Federal Home Loan Bank (“FHLB”) of approximately $47.0 million, compared to $40.5 million at March 31, 2025, subject to collateral requirements and FHLB credit policies. The Association had $13.0 million in irrevocable letters of credit outstanding with the FHLB at March 31, 2026 to secure public deposits. The FHLB retains sole discretion to grant or deny additional advances. At March 31, 2026, the Association had pledged investment securities with a carrying value of $25,000 and loans with a carrying value of $80.0 million as collateral for FHLB borrowings.

As of March 31, 2026, the Association had an approved line of credit with the Federal Reserve Bank (“FRB”) Discount Window. The Association had pledged commercial real estate loans with a carrying value of $13.4 million as collateral for potential borrowings and had remaining borrowing capacity of approximately $10.0 million at March 31, 2026.

Additionally, the Association maintained a $5.0 million unsecured federal funds line of credit with a private bankers’ bank at March 31, 2026 and March 31, 2025.

Note 7 - INCOME TAXES

Income tax expense for the years ended March 31, 2026 and 2025, is summarized as follows:

	Year Ended March 31,
	2026	2025
Current	(Dollars in thousands)
Federal	$711	$484
State	168	130
Foreign	—	—
Deferred
Federal	112	255
State	—	—
Foreign	—	—
Total	$991	$869

The Association’s provision for income taxes for the years ended March 31, 2026 and 2025, differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended March 31,
	2026		2025
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Expected income tax expense at statutory rates (21%)	$1,048	21.0%	$950	21.0%
Tax exempt interest	(20)	(0.4)	(21)	(0.5)
Investment partnership tax benefits, net of amortization	1	0.0	1	0.0
Other	(38)	(0.8)	(61)	(1.3)
Income tax expense	$991	19.8%	$869	19.2%

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

The deferred tax assets and the deferred tax liabilities measured at the federal tax rate of 21% at March 31, 2026 and 2025 are as follows:

	Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$1,265	$1,188
Employee benefits	312	456
Net operating loss acquired due to merger	302	337
Pre-1997 intangible asset	207	207
Fair value market adjustment for AFS securities	732	972
Other	215	127
Total deferred tax assets	3,033	3,287
Deferred tax liabilities:
Premises and equipment depreciation	590	405
FHLB stock dividends	55	49
Mortgage servicing rights	87	80
Prepaid expenses	73	50
Total deferred tax liabilities	805	584
Net deferred tax assets	$2,228	$2,703

The Association does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. As of March 31, 2026 and 2025, the Association had federal net operating loss (NOL) carryforwards of approximately $1.4 million, and $1.6 million, respectively. These NOLs are scheduled to expire between 2030 and 2036 and are subject to annual utilization limitations under Section 382 of the Internal Revenue Code. During 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this assessment, and growth of the Association, the deferred tax asset is expected to be utilized in future years.

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

The Association is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the bad debt expense used for financial accounting purposes. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. For years beginning after December 31, 1995, the special provisions described above have been repealed. Because the Association does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided. Retained earnings at March 31, 2026 and 2025 include approximately $4.5 million, representing such bad debt deductions for which no deferred income taxes have been provided.

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

As of March 31, 2026 and March 31, 2025, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2026, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of March 31, 2026 and March 31, 2025, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$78,679	17.30%	$36,387	8.00%	$45,484	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$72,990	16.05%	$27,291	6.00%	$36,387	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$72,990	16.05%	$20,468	4.50%	$29,565	6.50%

Tier 1 Capital (to Average Assets)	$72,990	13.48%	$21,658	4.00%	$27,073	5.00%

As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$72,977	17.83%	$32,734	8.00%	$40,918	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$67,856	16.58%	$24,551	6.00%	$32,734	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$67,856	16.58%	$18,413	4.50%	$26,597	6.50%

Tier 1 Capital (to Average Assets)	$67,856	13.78%	$19,701	4.00%	$24,626	5.00%

Note 9 - MORTGAGE SERVICING

Activity for mortgage servicing rights ("MSRs") measured using the amortized cost method was as follows:

	As of March 31, 2026	As of March 31, 2025
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of year	$380	$403
Additions	188	115
Repayments and amortization	(153)	(138)
Balance at end of period	$415	$380

At March 31, 2026 and 2025, the Association serviced loans for others totaling approximately $118.5 million and $108.4 million, respectively. These loans are not included in the accompanying consolidated financial statements. Servicing activities primarily include collecting payments, managing escrow accounts, and remitting funds to investors. Servicing income is recognized on the accrual basis and consists of servicing fees and ancillary charges.

Borrowers’ escrow balances held in connection with servicing activities totaled approximately $3.0 million and $2.9 million at March 31, 2026 and 2025, respectively, and are included in interest-bearing deposits.

The Association utilizes derivative instruments, including interest rate lock commitments and forward loan sale commitments, to manage interest rate risk associated with mortgage banking activities. These instruments are not designated as hedging instruments, and their notional amounts and fair values were insignificant at March 31, 2026 and 2025.

Mortgage servicing rights are evaluated for impairment at least annually. The fair value of mortgage servicing rights was $1.2 million and $1.3 million at March 31, 2026 and 2025, respectively. Fair value at March 31, 2026 was determined using a discount rate of 9.75%, prepayment speeds ranging from 7.04% to 24.2%, depending on the stratification of the specific mortgage servicing rights. Fair value at March 31, 2025 was determined using a discount rate of 9.75%, prepayment speeds ranging from 6.0% to 17.5%, depending on the stratification of the specific mortgage servicing rights.

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

At March 31, 2026 and March 31, 2025, the Association had approved outstanding loan origination commitments of $5.6 million and $1.1 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at March 31, 2026 and March 31, 2025, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $48.4 million and $45.0 million, respectively. The Association evaluates each customer’s creditworthiness on an individual basis and determines collateral requirements based on this evaluation. Collateral securing these commitments varies by product and borrower and may include residential and commercial real estate, agricultural real estate, inventory, equipment, accounts receivable, and other business and personal assets.

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

Certain financial instruments generally expose the Association to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents, non-interest-bearing deposit accounts, FHLB and FRB advances, FHLB stock, escrow deposits and accrued interest receivable and payable.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
March 31, 2026
Financial assets:
Loans, net	$442,537	$—	$—	$435,562	$435,562
Mortgage servicing rights	415	—	1,212	—	1,212
Financial liabilities:
Interest-bearing deposits	$395,851	$—	$350,037	$—	$350,037

March 31, 2025
Financial assets:
Loans, net	$396,756	$—	$—	$380,967	$380,967
Mortgage servicing rights	380	—	1,251	—	1,251
Financial liabilities:
Interest-bearing deposits	$351,704	$—	$308,114	$—	$308,114

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The fair value of the Association’s available-for-sale securities as of March 31, 2026 and March 31, 2025 was $62.5 million and $59.4 million, respectively. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 or March 31, 2025.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2026
Securities Available-for-sale
Mortgage Backed Securities	$55,014	$—	$55,014	$—
Municipal Bonds	7,520	—	7,520	—
Total	$62,534	$—	$62,534	$—
March 31, 2025
Securities Available-for-sale
Mortgage Backed Securities	$52,123	$—	$52,123	$—
Municipal Bonds	7,246	—	7,246	—
Total	$59,369	$—	$59,369	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the year ended March 31, 2026. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and March 31, 2025:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2026
Financial Assets
Individually evaluated loans	$—	$—	$—	$—
Other real estate owned	—	—	—	74
Total	$—	$—	$—	$74
March 31, 2025
Financial Assets
Individually evaluated loans	$772	$—	$—	$772
Total	$772	$—	$—	$772

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

Individually Evaluated Loans

Individually evaluated loans are measured at fair value on a nonrecurring basis when they require a specific allocation of the allowance for credit losses. Fair value is generally based on recent real estate appraisals, which may incorporate a single valuation approach or a combination of approaches, including the comparable sales method and the income approach. Independent appraisers routinely make adjustments to account for differences between the subject property and comparable sales or income data; such adjustments are often significant and result in a Level 3 classification of inputs used to determine fair value.

For loans collateralized by non-real estate assets, fair value may be determined using collateral appraisals, net book value information from the borrower’s financial statements, or aging reports. These values are adjusted or discounted, as appropriate, based on management’s assessment of historical experience, current market conditions, and the specific characteristics of the borrower and the underlying collateral. These inputs are also considered Level 3 within the fair value hierarchy.

Individually evaluated loans are reviewed at least monthly for additional impairment, and valuations are adjusted as necessary to reflect current conditions.

Due to the subjective nature of these valuations and the use of significant unobservable inputs, the disclosure of a range of such inputs is not considered meaningful.

Other Real Estate Owned (ORE)

Other real estate owned (“ORE”) is comprised of properties acquired through foreclosure or in satisfaction of loans and is carried at the lower of cost or fair value less estimated costs to sell. ORE is measured at fair value on a nonrecurring basis at the time of transfer and subsequently when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Fair value is generally based on current real estate appraisals or evaluations, which may utilize the comparable sales approach, income approach, or a combination thereof. Independent appraisers commonly adjust valuation inputs to reflect differences between the subject property and comparable market transactions or income assumptions. These adjustments can be significant and result in a Level 3 classification within the fair value hierarchy.

Management also considers recent sales activity, listing prices, broker opinions of value, and other market data, as well as estimated costs to sell, in determining fair value. When appropriate, management applies additional discounts to reflect current market conditions, time-to-sell expectations, and the condition of the property.

ORE properties are periodically evaluated, and their carrying values are adjusted as necessary to reflect changes in market conditions or updated valuation information. Any write-downs are recorded as a charge to earnings.

Due to the subjective nature of these valuations and the use of significant unobservable inputs, disclosure of a range of such inputs is not considered meaningful.

Note 12 -accumulated other comprehensive loss

The components of accumulated other comprehensive loss for the years ended March 31, 2026 and 2025 are as follows:

	Unrealized Gains and Losses on Available-for- Sale Debt Securities	Defined Benefit Pension Plans	Total
	(Dollars in thousands)
Year Ended March 31, 2026
Balance at beginning of period	$(3,642)	$23	$(3,619)
Other comprehensive income	938	429	1,367
Balance at end of period, net of tax	$(2,704)	$452	$(2,252)

Year Ended March 31, 2025
Balance at beginning of period	$(4,605)	$(468)	$(5,073)
Other comprehensive income (loss)	963	491	1,454
Balance at end of period, net of tax	$(3,642)	$23	$(3,619)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025
	Amount Reclassified from AOCI
	(Dollars in thousands)
Details about AOCI Components
Unrealized gains on available-for-sale securities	$1,187	$1,218	Debt Securities gains, net
	(249)	(255)	Income tax expense
	$938	$963	Net income

Amortization of defined benefit pension items
Actuarial gains	$543	$622	Salaries and employee benefits
	(114)	(131)	Income tax expense
	$429	$491	Net income

Total reclassification for the period	$1,367	$1,454	Net income

Note 13 -LEASES

The Association leases office space under operating leases that expire at various dates through October 2030.

Rent expense, which is included in occupancy expenses on the consolidated statements of income, was $58,000 and $79,000 for the years ended March 31, 2026 and 2025, respectively.

The following table shows the future undiscounted lease payments required under the leases described above as of March 31, 2026:

12 Months Ending March 31,	Operating Leases
(Dollars in thousands)
2027	$43
2028	37
2029	37
2030	37
2031	24
Thereafter	32
Total undiscounted lease payments	$210
Less: Imputed interest	(15)
Net lease liability	$195

Note 14 - Pension plan

The Association has a defined benefit pension plan covering pre-merger employees. Benefits are based on the employee's compensation during the last 10 years of employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The plan assets are invested in pooled separate accounts through an account at Principal Financial as of March 31, 2026. The separate accounts are quoted at net asset value (NAV), which is calculated based on the value of the underlying pool of assets. The accounts include investments in fixed income, equity, and real estate funds which have observable net asset values. As of March 31, 2026 and 2025, management determined the fair market value of the pension assets to be a Level 2 valuation as established by GAAP (see Note 11 for definitions of Level 1, Level 2, and Level 3).

The following table presents by level, within the fair value hierarchy, the pension plan's investments at fair value as of March 31, 2026 and 2025:

	Estimated Fair Value
At March 31, 2026	Total	Level 1	Level 2	Level 3
Pooled separate accounts:	(Dollars in thousands)
Fixed income	$5,221	$—	$5,221	$—
Equity	1,455	—	1,455	—
Real estate	618	—	618	—
Total plan assets	$7,294	$—	$7,294	$—

At March 31, 2025
Pooled separate accounts:
Fixed income	$4,642	$—	$4,642	$—
Equity	1,231	—	1,231	—
Real estate	586	—	586	—
Total plan assets	$6,459	$—	$6,459	$—

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

Using a measurement date of March 31, the following tables provide a reconciliation of the benefit obligations, plan assets, and funded status of the pension plan:

	2026	2025
Change in benefit obligations:	(Dollars in thousands)
Benefit obligation - beginning of year	$7,918	$8,329
Service cost	320	335
Interest cost	402	422
Actuarial gain	(368)	(709)
Benefits paid	(224)	(459)
Benefit obligation - end of year	$8,048	$7,918

Change in plan assets:
Fair value of plan assets - beginning of year	$6,459	$6,074
Return on plan assets	459	244
Contributed by employer	600	600
Benefits paid	(224)	(459)
Fair value of plan assets - end of year	$7,294	$6,459
Funded status - March 31	$(754)	$(1,459)

The funded status of the plan is recognized as a separate line item in the consolidated statements of financial condition. The accumulated benefit obligation for the defined benefit pension plan was $7.1 million at March 31, 2026 and $6.5 million at March 31, 2025.

Amounts recognized in other comprehensive income, net of tax, for the years ended March 31, 2026 and 2025, related to the change in the minimum pension liability were $429,000 and 491,000, respectively.

Net periodic cost included the following components:

	Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Service cost	$320	$335
Interest cost	402	422
Expected return on plan assets	(284)	(331)
Net period benefit costs	$438	$426

The components of net periodic benefit cost other than the service cost component are included in other general and administrative expenses in the consolidated statement of income.

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at March 31, 2026 and 2025, are as follows:

	Year Ended March 31,
	2026	2025
Discount rate - benefit obligation	5.75%	5.55%
Discount rate - benefit cost	5.55%	5.20%
Expected return on plan assets	5.25%	5.40%
Rate of compensation increase	4.00%	4.00%

The Association expects to contribute $600,000 to its pension plan in the fiscal year 2027.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in following fiscal years:

12 Months Ending March 31,	Benefit Payments
(Dollars in thousands)
2027	$150
2028	2,110
2029	1,680
2030	650
2031	200
2032-2036	2,840
Total benefit payments	$7,630

The Association also provides supplemental retirement benefits to certain key executives under which the executives will receive a fixed monthly payment for 120 months following their retirement, subject to certain requirements. A liability of approximately $484,000 and $536,000 was recorded in accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition as of March 31, 2026 and 2025, respectively. This obligation is funded by certain insurance policies, recorded in other assets on the consolidated statements of financial condition, which have a cash surrender value of approximately $1.1 million and $1.0 million at March 31, 2026 and 2025, respectively.

Note 15 - LOW INCOME HOUSING TAX CREDIT

The Association makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low-Income Housing Tax Credit (“LIHTC”) program pursuant to Section 42 of the Internal Revenue Code. The objectives of these investments are to earn an acceptable return on capital, support the development and availability of affordable housing, and assist in meeting the requirements of the Community Reinvestment Act.

The limited partnerships’ primary activities include the identification, development, and operation of multifamily residential housing that is leased to qualifying tenants. These investments are generally funded through a combination of debt and equity.

The Association accounts for a majority of its LIHTC investments using the proportional amortization method. These investments are included in other assets, and related unfunded commitments are included in accounts payable, accrued expenses, and other liabilities in the consolidated statements of financial condition.

The following table presents the balances of the Association’s affordable housing tax credit investments and related unfunded commitments as of March 31:

	Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Affordable housing tax credit investments - beginning of year	$1,313	$1,479
Less: amortization	(173)	(166)
Net affordable housing tax credit investments - end of year	$1,140	$1,313
Unfunded commitments	$276	$487

Tax credits and other tax benefits recognized	$172	$164
Proportional amortization expense included in income tax expense	(173)	(166)

There was no impairment recognized for the years ended March 31, 2026 and 2025.

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

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
	(Dollars in thousands)
Net income applicable to common shares	$4,000	$3,654

Average number of common shares outstanding	4,085,011	4,123,079
Less: Average unallocated ESOP shares	294,627	307,851
Average number of common shares outstanding used to calculate basic earnings per common share	3,790,384	3,815,228
Diluted potential common shares	20,380	1,190
Average number of common shares outstanding used to calculate diluted earnings per common share	3,810,764	3,816,418
Earnings per common share - basic	$1.06	$0.96
Earnings per common share - diluted	$1.05	$0.96

Note 17 - Stock based compensation

ESOP

In connection with the Association's mutual to stock conversion in October 2023, the Association established the Home Federal Savings and Loan Association of Grand Island Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP purchased 330,465 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a twenty-five (25) year loan from the Company in the amount of $3.3 million. The Association intends to make annual contributions to the ESOP that at a minimum will permit the ESOP to repay the principal and interest due on the ESOP debt. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest 100% in their ESOP allocations after five years of service. In connection with the implementation of the ESOP, participants were given credit for past service with the Association for vesting purposes. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. The ESOP compensation expense for the years ended March 31, 2026 and 2025 was $211,000 and $167,000.

The Company typically makes discretionary contributions to the ESOP each December in amounts sufficient to fund the required principal and interest payments on the loan. In December 2025, the Company made a contribution of $303,000 to the ESOP for this purpose.

Shares held by the ESOP were as follows:

	As of March 31,
	2026	2025
	(Dollars in thousands)
Shares allocated	42,967	29,743
Unallocated	287,498	300,722
Total ESOP shares	330,465	330,465
Less: Average unallocated ESOP shares
Fair value of unearned shares at March 31, 2026 and 2025, respectively	$4,919	$4,487

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

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. In November 2024, the Company granted 123,924 stock options under the 2024 Equity Plan. In January 2025, the Company granted 185,000 stock options under the 2024 Equity Plan. In May 2025, the Company granted 9,000 stock options under the 2024 Equity Plan. As of March 31, 2026, the Company has 93,157 shares available for future grants of stock options under the 2024 Equity Plan.

The weighted average grant date fair value of stock options granted during the year ended March 31, 2026 and 2025 was $5.86 and $5.61, respectively.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option - for the years ended March 31, 2026 and 2025	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at March 31. 2025	308,924	$14.63	9.7
Granted	15,000	14.61	9.9
Exercised	—	—	—
Forfeited	(4,000)	14.79	—
Options, outstanding at March 31, 2026	319,924	$14.63	8.8	$793
Exercisable - End of Period	61,785			$153

Options, outstanding March 31, 2024	—	$—	—
Granted	308,924	14.63	9.7
Exercised	—	—	—
Forfeited	—	—	—
Options, outstanding March 31, 2025	308,924	$14.63	9.7	$88
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of March 31, 2026 is $1.3 million over a weighted average period of 3.7 years.

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

In November 2024, the Company granted 49,566 shares of restricted stock under the 2024 Equity Plan. In January 2025, the Company granted 79,500 shares of restricted stock under the 2024 Equity Plan. In May 2025, the Company granted 9,000 shares of restricted stock under the 2024 Equity Plan. As of March 31, 2026, the Company has 28,367 shares available for future grants of restricted stock under the 2024 Equity Plan.

The following is a summary of the Company's restricted stock activity and related information for the periods presented.

Restricted Stock - for the years ended March 31, 2026 and 2025	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of March 31, 2025	129,066	$14.64
Granted	9,000	14.61
Vested	(25,812)	14.64
Forfeited	(1,200)	14.79
Nonvested balance as of March 31, 2026	111,054	$14.64

Nonvested balance as of March 31, 2024	—	$—
Granted	129,066	14.64
Vested	—	—
Forfeited	—	—
Nonvested balance as of March 31, 2025	129,066	$14.64

Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2026, is $1.5 million over a weighted average period of 3.7 years.

The following table presents the stock based compensation expense for the periods presented.

	Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Stock option expense	$360	$93
Restricted stock expense	399	100
Total stock based compensation expense	$759	$193

Note 18 - CONDENSED Parent ONLY Financial INFORMATION

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows.

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED BALANCE SHEETS

	As of March 31, 2026	As of March 31, 2025
	(Dollars in thousands)
Assets:
Cash	$14,774	$15,610
Investment in subsidiary	70,892	64,435
Loan to ESOP	2,957	3,004
Receivable from subsidiary	83	95
Deferred tax asset	71	—
Other assets	213	198
Total assets	$88,990	$83,342
Liabilities:
Deferred tax liability	—	10
Total liabilities	—	10
Stockholders' equity:
Common Stock	41	41
Additional paid-in capital	39,672	39,265
Retained earnings	54,404	50,652
Unallocated common shares held by ESOP	(2,875)	(3,007)
Accumulated other comprehensive loss, net	(2,252)	(3,619)
Total stockholders' equity	88,990	83,332
Total liabilities and stockholders' equity	$88,990	$83,342

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended March 31,	For the Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Income:
Interest income	$255	$259
Total income	255	259
Expense:
Non-interest expense	$1,321	$909
Total expense	1,321	909
Losses before income tax benefit and equity in undistributed earnings of subsidiary	$(1,066)	$(650)
Income tax benefit	(183)	(128)
Losses before equity in undistributed earnings of subsidiary	$(883)	$(522)
Equity in undistributed earnings of subsidiary	4,883	4,176
Net income	$4,000	$3,654

CENTRAL PLAINS BANCHSARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended March 31,	Year Ended March 31,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,000	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	(11)	3
Net change in receivable from subsidiary	12	(9)
Net change in deferred tax liability	(81)	(33)
Stock-based compensation expense	759	193
Equity in undistributed earnings of subsidiary	(4,883)	(4,176)
Net cash used in operating activities	(204)	(368)
Cash flows from investing activities:
Principal payments on loan to ESOP	47	43
Net cash provided by investing activities	47	43
Cash flows from financing activities:
Repurchase of common stock	(679)	(413)
Net cash used in financing activities	(679)	(413)
Net decrease in cash and cash equivalents	(836)	(738)
Cash and cash equivalents—beginning of period	15,610	16,348
Cash and cash equivalents—end of period	$14,774	$15,610

Note 19 - SUBSEQUENT EVENTS

Management evaluated subsequent events through June 18, 2026, the date the financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the audited consolidated financial statements included in this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Plains Bancshares, Inc.

Date: June 18, 2026	By:	/s/ Dannel R. Garness
Dannel R. Garness
President and Chief Executive Officer

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates presented.

Signatures	Title	Date

/s/ Dannel R. Garness	President and Chief Executive Officer	June 18, 2026
Dannel R. Garness	(Principal Executive Officer)

/s/ Bradley M. Kool	Executive Vice President and	June 18, 2026
Bradley M. Kool	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steven D. Kunzman	Chairman	June 18, 2026
Steven D. Kunzman

/s/ Steven G. Schneider	Director	June 18, 2026
Steven G. Schneider

/s/ Daniel D. Naranjo	Director	June 18, 2026
Daniel D. Naranjo

/s/ William D. Oltean	Director	June 18, 2026
William D. Oltean

/s/ Russell R. Rerucha	Director	June 18, 2026
Russell R. Rerucha

/s/ Tamara L. Slater	Director	June 18, 2026
Tamara L. Slater

/s/ Joseph P. Stump	Director	June 18, 2026
Joseph P. Stump