Form 10-Q
period 2026-06-30
Central Plains Bancshares, Inc.
filed 2026-08-12
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 4,172,236 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	March 31, 2026
	(Dollars in thousands)
Assets:
Cash and due from banks	$5,600	$7,464
Interest-bearing deposits in other banks	28,842	22,465
Total cash and cash equivalents	34,442	29,929
Investment securities - available for sale	63,465	62,534
Investment securities - held to maturity	159	175
Loans, net of unearned income	447,436	448,346
Allowance for credit losses on loans	(5,890)	(5,809)
Loans, net	441,546	442,537
Accrued interest receivable	3,248	3,256
Federal Home Loan Bank (FHLB) stock - at cost	646	639
Premises and equipment, net	12,532	12,755
Deferred income taxes	2,272	2,228
Mortgage servicing rights	422	415
Other assets	3,684	4,179
Total assets	$562,416	$558,647
Liabilities:
Deposits:
Non-interest-bearing deposits	$67,775	$64,505
Interest-bearing:
Demand and NOW checking	143,573	144,047
Money market	40,796	38,985
Savings	49,194	49,768
Time deposits over $250,000	38,749	35,453
Other time deposits	125,757	127,598
Total deposits	465,844	460,356
Pension liability	690	754
Advances from borrowers for taxes and insurance	1,554	1,897
Accrued interest payable	1,512	1,727
Accounts payable, accrued expenses and other liabilities	2,531	4,923
Total liabilities	472,131	469,657
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,181,011 shares issued and outstanding at June 30, 2026 and 4,196,359 shares issued and outstanding at March 31, 2026)	41	41
Additional paid-in capital	39,738	39,672
Retained earnings	55,763	54,404
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(2,842)	(2,875)
Accumulated other comprehensive loss, net	(2,415)	(2,252)
Total stockholders' equity	90,285	88,990
Total liabilities and stockholders' equity	$562,416	$558,647

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$6,862	$5,899
Investment securities	592	584
FHLB stock	7	7
Federal funds sold	225	91
Total interest and dividend income	7,686	6,581
Interest expense:
Deposits	2,455	2,088
Borrowings	—	2
Total interest expense	2,455	2,090
Net interest income before provision for credit losses	5,231	4,491
Provision for (reversal of) credit losses	51	(3)
Net interest income after provision for (reversal of) credit losses	5,180	4,494
Non-interest income:
Servicing fees on loans	25	31
Service charges on deposit accounts	177	192
Interchange income	338	328
Gain on sale of loans	83	77
Gain from real estate owned and other repossessed assets, net	3	1
Other non-interest income	17	25
Total non-interest income	643	654
Non-interest expense:
Salaries and employee benefits	2,244	2,103
Occupancy and equipment	367	318
Data processing	335	500
Federal deposit insurance premiums	59	51
Debit card processing	67	64
Advertising	87	91
Other general and administrative expenses	815	792
Total non-interest expense	3,974	3,919
Income before income tax expense	1,849	1,229
Income tax expense	357	241
Net income	$1,492	$988
Earnings per share - basic	$0.39	$0.26
Earnings per share - diluted	$0.39	$0.26
Weighted average shares outstanding - basic	3,792,435	3,792,609
Weighted average shares outstanding - diluted	3,820,915	3,803,733

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Net income	$1,492	$988
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(205)	444
Other comprehensive (loss) income, before tax	(205)	444
Income tax benefit (expense) for other comprehensive (loss) income	42	(92)
Total other comprehensive (loss) income, net of tax	(163)	352
Comprehensive income	$1,329	$1,340

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended June 30, 2025
Balance at March 31, 2025	4,231,742	$41	$39,265	$50,652	$(3,619)	$(3,007)	$83,332
Net income	—	—	—	988	—	—	988
ESOP shares committed to be released	—	—	16	—	—	33	49
Stock purchased and retired	(17,464)	—	(174)	(86)	—	—	(260)
Stock based compensation	—	—	185	—	—	—	185
Issuance of common shares for restricted stock plan	9,000	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	352	—	352
Balance at June 30, 2025	4,223,278	$41	$39,292	$51,554	$(3,267)	$(2,974)	$84,646

	For the three months ended June 30, 2026
Balance at March 31, 2026	4,196,359	$41	$39,672	$54,404	$(2,252)	$(2,875)	$88,990
Net income	—	—	—	1,492	—	—	1,492
ESOP shares committed to be released	—	—	26	—	—	33	59
Stock purchased and retired	(16,348)	—	(163)	(133)	—	—	(296)
Stock options exercised	1,000	—	14	—	—	—	14
Stock based compensation	—	—	189	—	—	—	189
Other comprehensive loss - net of tax	—	—	—	—	(163)	—	(163)
Balance at June 30, 2026	4,181,011	$41	$39,738	$55,763	$(2,415)	$(2,842)	$90,285

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,492	$988
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	225	195
Gain on sale of loans	(83)	(77)
Amortization of premium and accretion of discount on securities, net	(37)	2
Deferred income tax expense	(2)	—
Provision for (reversal of) credit losses	51	(3)
Origination of loans held for sale	(7,262)	(5,141)
Proceeds from sales of loans held for sale	7,345	5,218
Contributions to pension plan	150	150
ESOP expense	59	49
Stock based compensation	189	185
Change in assets and liabilities:
Accrued interest receivable	8	4
Mortgage servicing rights	(7)	(1)
Other assets	495	193
Accrued interest payable	(215)	(333)
Accounts payable, accrued expenses and other liabilities	(2,606)	(1,525)
Net cash used in operating activities	(198)	(96)
Cash flows from investing activities
Net change in loans	940	(11,024)
Purchase of investment securities available for sale	(3,396)	(3,399)
Principal paydowns from investment securities available for sale	2,297	2,113
Principal paydowns from investment securities held to maturity	16	12
Purchase of FHLB stock	(7)	(7)
Purchase of premises and equipment	(2)	(670)
Net cash used in investing activities	(152)	(12,975)
Cash flows from financing activities
Net change in deposits	5,488	(15,565)
Net change in advances from borrowers for taxes and insurance	(343)	(332)
Repurchase of common stock	(296)	(260)
Proceeds from exercise of stock options	14	—
Proceeds from short-term private banker's bank advances	—	466
Proceeds from short-term FHLB advances	—	8,000
Net cash provided by (used in) financing activities	4,863	(7,691)
Net increase (decrease) in cash and cash equivalents	4,513	(20,762)
Cash and cash equivalents—beginning of period	29,929	28,682
Cash and cash equivalents—end of period	$34,442	$7,920
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,670	$2,423

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending March 31, 2027. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Central Plains Bancshares, Inc.’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2026. The Company’s wholly owned bank subsidiary, Home Federal Savings and Loan Association of Grand Island (the “Association”), conducts substantially all of the Company’s banking operations. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

Changes in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the first quarter ending June 30, 2026, the Company had no changes to significant accounting policies or estimates.

Recently Issued Accounting Pronouncements

ASU 2025-01 – On January 6, 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2025-01 clarifies the effective dates established by ASU 2024-03. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance; however, it does not expect adoption to have a material effect on its consolidated financial statements.

Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Note 2 - Investment SECURITIES

The following is a summary of investment securities at June 30, 2026 and March 31, 2026:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,478	$137	$(1,376)	$22,239
GNMA bonds	6,707	32	(54)	6,685
FNMA bonds	28,284	209	(1,512)	26,981
Municipal bonds	8,624	—	(1,064)	7,560
Total securities available-for-sale	$67,093	$378	$(4,006)	$63,465

Securities held-to-maturity
FHLMC bonds	$51	$1	$—	$52
GNMA bonds	29	1	—	30
FNMA bonds	79	1	—	80
Total securities held-to-maturity	$159	$3	$—	$162

(dollars in thousands)	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,376	$149	$(1,311)	$23,214
GNMA bonds	6,948	44	(19)	6,973
FNMA bonds	26,010	224	(1,407)	24,827
Municipal bonds	8,623	—	(1,103)	7,520
Total securities available-for-sale	$65,957	$417	$(3,840)	$62,534

Securities held-to-maturity
FHLMC bonds	$54	$1	$—	$55
GNMA bonds	33	—	—	33
FNMA bonds	88	2	—	90
Total securities held-to-maturity	$175	$3	$—	$178

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026 and March 31, 2026, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$4,518	$(48)	$10,516	$(1,328)	$15,034	$(1,376)
GNMA bonds	2,601	(54)	—	—	2,601	(54)
FNMA bonds	6,902	(102)	9,645	(1,410)	16,547	(1,512)
Municipal bonds	—	—	7,560	(1,064)	7,560	(1,064)
Total securities available-for-sale	$14,021	$(204)	$27,721	$(3,802)	$41,742	$(4,006)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$4,088	$(36)	$10,998	$(1,275)	$15,086	$(1,311)
GNMA bonds	2,647	(19)	—	—	2,647	(19)
FNMA bonds	2,824	(35)	10,815	(1,372)	13,639	(1,407)
Municipal bonds	—	—	7,520	(1,103)	7,520	(1,103)
Total securities available-for-sale	$9,559	$(90)	$29,333	$(3,750)	$38,892	$(3,840)

The unrealized losses at June 30, 2026 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At June 30, 2026, all the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

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

No credit losses were determined to be present as of June 30, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the three months ended June 30, 2026.

At June 30, 2026 and March 31, 2026, investment securities with amortized cost of $23.4 million, and $22.5 million, respectively, and estimated fair value of $22.0 million and $21.2 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available for sale investment securities as of June 30, 2026 by contractual maturity, are shown below:

	Available for Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$2,009	$1,978
Due after one year through five years	1,436	1,361
Due after five years through ten years	2,842	2,355
Due after ten years	2,337	1,866
Mortgage-backed securities and collateralized mortgage obligations	58,469	55,905
Total	$67,093	$63,465

The Association had no sales of available for sale investment securities for the three months ended June 30, 2026 or 2025.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of June 30, 2026 and March 31, 2026 is as follows:

	June 30, 2026	March 31, 2026
	(Dollars in thousands)
Real Estate - Construction	$19,984	$28,633
Real Estate - Commercial	140,814	129,235
Real Estate - Residential	156,154	162,041
Commercial Non-Real Estate	42,791	48,378
Agriculture	64,213	54,655
Other Consumer	8,979	10,158
Land Development and Sanitary & Improvement Districts (SIDs)	14,585	15,306
Total loans	447,520	448,406
Allowance for credit losses	(5,890)	(5,809)
Net deferred origination costs & fees	(84)	(60)
Total loans, net	$441,546	$442,537

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of June 30, 2026 and March 31, 2026 were $1.7 million. Additionally, the Association had loans totaling $841,000 and $861,000 as of June 30, 2026 and March 31, 2026 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Beginning	Provision for			Ending
	Allowance	(Reversal of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$356	$(109)	$—	$—	$247
Real Estate - Commercial	1,787	186	—	—	1,973
Real Estate - Residential	1,784	(82)	—	—	1,702
Commercial Non-Real Estate	991	(10)	—	—	981
Agricultural	558	136	—	—	694
Other Consumer	135	(11)	(4)	—	120
Land Development and SIDs	198	(59)	—	34	173
Total	$5,809	$51	$(4)	$34	$5,890

	Three Months Ended June 30, 2025
	Beginning	Provision for			Ending
	Allowance	(Reversal of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$—	$—	$—	$246
Real Estate - Commercial	1,572	—	—	—	1,572
Real Estate - Residential	1,926	(1)	—	—	1,925
Commercial Non-Real Estate	667	—	—	—	667
Agricultural	476	—	—	—	476
Other Consumer	262	(2)	—	1	261
Land Development and SIDs	292	—	—	—	292
Total	$5,441	$(3)	$—	$1	$5,439

The ACL on loans excludes $215,000 as of June 30, 2026 and March 31, 2026 of allowance for off-balance sheet exposures and is recorded within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at June 30, 2026 and March 31, 2026:

	June 30, 2026
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	—	—	—
Real Estate - Residential	8	—	—
Commercial Non-Real Estate	—	357	120
Agricultural	—	—	—
Other Consumer	—	42	—
Land Development and SIDs	—	—	—
Total	$8	$399	$120

	March 31, 2026
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	—	—	—
Real Estate - Residential	9	—	—
Commercial Non-Real Estate	—	—	—
Agricultural	1,632	—	—
Other Consumer	—	—	—
Land Development and SIDs	—	—	—
Total	$1,641	$—	$—

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

The following tables present the credit risk profile of the Association's loan portfolio based on risk rating category and year of origination as of June 30, 2026 and March 31, 2026.

	As of June 30, 2026
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2027	2026	2025	2024	2023	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$1,062	$14,685	$2,862	$—	$—	$—	$1,375	$19,984
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$1,062	$14,685	$2,862	$—	$—	$—	$1,375	$19,984
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	616	18,211	25,116	15,000	25,361	54,049	20	$138,373
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	2,061	—	2,441
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$616	$18,211	$25,116	$15,380	$25,361	$56,110	$20	$140,814
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	6,315	18,101	14,696	10,950	17,559	78,486	9,508	$155,615
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	195	37	37	270	—	539
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$6,315	$18,101	$14,891	$10,987	$17,596	$78,756	$9,508	$156,154
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	848	22,451	3,206	3,296	1,187	5,368	5,671	$42,027
Special mention	—	—	—	—	—	—	—	—
Substandard	—	357	—	—	105	302	—	764
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$848	$22,808	$3,206	$3,296	$1,292	$5,670	$5,671	$42,791
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	11,807	14,560	9,000	1,261	2,640	4,280	19,653	$63,201
Special mention	—	—	—	—	—	—	—	—
Substandard	—	592	—	—	—	420	—	1,012
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$11,807	$15,152	$9,000	$1,261	$2,640	$4,700	$19,653	$64,213
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	703	1,293	1,131	2,869	2,602	239	—	$8,837
Special mention	—	—	—	—	—	—	—	—
Substandard	—	13	77	42	7	3		142
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$703	$1,306	$1,208	$2,911	$2,609	$242	$—	$8,979
Current year-to-date gross write-offs	4	—	—	—	—	—	—	4
Land Development and SIDs
Pass	—	1,543	965	1,137	5,361	5,579	—	$14,585
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$—	$1,543	$965	$1,137	$5,361	$5,579	$—	$14,585
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$21,351	$91,806	$57,248	$34,972	$54,859	$151,057	$36,227	$447,520

	As of March 31, 2026
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$13,177	$11,698	$2,242	$—	$—	$—	$1,516	$28,633
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$13,177	$11,698	$2,242	$—	$—	$—	$1,516	$28,633
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	18,117	17,226	13,026	25,608	24,682	28,077	30	$126,766
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	382	—	—	2,087	—	2,469
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$18,117	$17,226	$13,408	$25,608	$24,682	$30,164	$30	$129,235
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	22,592	15,237	12,185	19,644	42,437	39,282	10,297	$161,674
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	75	19	273	—	367
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$22,592	$15,237	$12,185	$19,719	$42,456	$39,555	$10,297	$162,041
Current year-to-date gross write-offs	1	—	—	—	—	—	—	1
Commercial - Non-Real Estate
Pass	24,366	5,590	3,492	1,469	1,404	5,124	6,151	$47,596
Special mention	—	—	—	—	—	—	—	—
Substandard	127	—	—	109	—	216	330	782
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$24,493	$5,590	$3,492	$1,578	$1,404	$5,340	$6,481	$48,378
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	16,708	13,705	1,286	2,692	1,747	2,594	13,245	$51,977
Special mention	—	—	—	—	—	—	—	—
Substandard	868	—	—	—	—	—	1,810	2,678
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,576	$13,705	$1,286	$2,692	$1,747	$2,594	$15,055	$54,655
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,826	1,416	3,188	3,031	109	478	—	$10,048
Special mention	—	—	—	—	—	—	—	—
Substandard	14	43	42	7	4	—	—	110
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$1,840	$1,459	$3,230	$3,038	$113	$478	$—	$10,158
Current year-to-date gross write-offs	17	—	—	—	—	—	—	17
Land Development and SIDs
Pass	1,981	926	1,137	5,308	5,068	886	—	$15,306
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$1,981	$926	$1,137	$5,308	$5,068	$886	$—	$15,306
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$99,776	$65,841	$36,980	$57,943	$75,470	$79,017	$33,379	$448,406

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the three months ended June 30, 2026 and March 31, 2026:

	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	June 30, 2026	Loss	Loss	the Period
June 30, 2026
Real Estate - Residential	$8	$8	$—	$—
Commercial Non-Real Estate	357	237	120	—
Other Consumer	42	42	—	—
Total	$407	$287	$120	$—

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2026	Loss	Loss	the Period
March 31, 2026
Real Estate - Residential	$9	$9	$—	$1
Agricultural	1,632	1,632	—	—
Total	$1,641	$1,641	$—	$1

The following is an aging analysis of the contractually past due loans as of June 30, 2026 and March 31, 2026:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
June 30, 2026	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$19,984	$19,984	$—
Real Estate - Commercial	—	—	—	—	140,814	140,814	—
Real Estate - Residential	23	1,901	304	2,228	153,926	156,154	304
Commercial Non-Real Estate	100	3	231	334	42,457	42,791	—
Agricultural	300	—	—	300	63,913	64,213	—
Other Consumer	37	164	181	382	8,597	8,979	139
Land Development and SIDs	—	—	—	—	14,585	14,585	—
Total	$460	$2,068	$716	$3,244	$444,276	$447,520	$443

As noted in above table under 60-89 days past due for residential real estate, one loan with an outstanding balance of $1.7 million was 60 days past due at June 30, 2026, however, subsequently paid off in full.

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

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended June 30, 2026 and 2025.

Note 4 - DEPOSITS

As of June 30, 2026 the scheduled maturities of time deposits are as follows:

Amount
12 Months Ending June 30,	(Dollars in thousands)
2027	$127,500
2028	18,804
2029	16,801
2030	1,255
2031 or later	146
Total time deposits	$164,506

At June 30, 2026 and March 31, 2026, the Association had $27.6 million in brokered deposits.

Note 5 - Borrowings

At June 30, 2026 and March 31, 2026, the Company had no outstanding borrowings.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended June 30,
	2026	2025
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)
Average balance outstanding	$—	$151
Maximum amount outstanding with the FHLB of Topeka at any month-end during the period	—	8,000
Maximum amount outstanding with the Federal Reserve Bank at any month-end during the period	—	—
Maximum amount outstanding with a private banker's bank at any month-end during the period	—	466
Total maximum amount outstanding at any month-end during the period	$—	$8,466
Average interest rate during the period	N/A	5.30%

As of June 30, 2026 and March 31, 2026, the Association had available borrowing capacity with the Federal Home Loan Bank (“FHLB”) of approximately $47.0 million, subject to collateral requirements and FHLB credit policies. The Association had $13.0 million in irrevocable letters of credit outstanding with the FHLB at June 30, 2026 and March 31, 2026 to secure public deposits. The FHLB retains sole discretion to grant or deny additional advances. At June 30, 2026, the Association had pledged investment securities with a carrying value of $19,000 and loans with a carrying value of $80.0 million as collateral for FHLB borrowings.

As of June 30, 2026, the Association had an approved line of credit with the Federal Reserve Bank (“FRB”) Discount Window. The Association had pledged commercial real estate loans with a carrying value of $13.0 million as collateral for potential borrowings and had remaining borrowing capacity of approximately $10.0 million at June 30, 2026 and March 31, 2026.

Additionally, the Association maintained a $5.0 million unsecured federal funds line of credit with a private bankers’ bank at June 30, 2026 and June 30, 2025.

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

As of June 30, 2026 and March 31, 2026, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since June 30, 2026, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of June 30, 2026 and March 31, 2026, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$80,359	17.63%	$36,469	8.00%	$45,586	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$74,656	16.38%	$27,352	6.00%	$36,469	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$74,656	16.38%	$20,514	4.50%	$29,631	6.50%

Tier 1 Capital (to Average Assets)	$74,656	13.39%	$22,318	4.00%	$27,897	5.00%

As of March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$78,679	17.30%	$36,387	8.00%	$45,484	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$72,990	16.05%	$27,291	6.00%	$36,387	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$72,990	16.05%	$20,468	4.50%	$29,565	6.50%

Tier 1 Capital (to Average Assets)	$72,990	13.48%	$21,658	4.00%	$27,073	5.00%

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

At June 30, 2026 and March 31, 2026, the Association had approved outstanding loan origination commitments of $3.5 million and $5.6 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at June 30, 2026 and March 31, 2026, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $54.0 million and $48.4 million, respectively. The Association evaluates each customer’s creditworthiness on an individual basis and determines collateral requirements based on this evaluation. Collateral securing these commitments varies by product and borrower and may include residential and commercial real estate, agricultural real estate, inventory, equipment, accounts receivable, and other business and personal assets.

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

Fair Value of Financial Instruments—Financial instruments are classified within the fair value hierarchy using the methodologies described above. The following disclosures include financial instruments that are not carried at fair value on the consolidated statements of financial condition. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

Certain financial instruments generally expose the Association to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents, non-interest-bearing deposit accounts, FHLB stock, escrow deposits and accrued interest receivable and payable.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
June 30, 2026
Financial assets:
Loans, net	$441,546	$—	$—	$433,969	$433,969
Financial liabilities:
Interest-bearing deposits	$398,069	$—	$349,771	$—	$349,771

March 31, 2026
Financial assets:
Loans, net	$442,537	$—	$—	$435,562	$435,562
Mortgage servicing rights	415	—	1,212	—	1,212
Financial liabilities:
Interest-bearing deposits	$395,851	$—	$350,037	$—	$350,037

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 or March 31, 2026.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2026
Securities Available-for-sale
Mortgage-Backed Securities	$55,905	$—	$55,905	$—
Municipal Bonds	7,560	—	7,560	—
Total	$63,465	$—	$63,465	$—
March 31, 2026
Securities Available-for-sale
Mortgage-Backed Securities	$55,014	$—	$55,014	$—
Municipal Bonds	7,520	—	7,520	—
Total	$62,534	$—	$62,534	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the three months ended June 30, 2026. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and March 31, 2026:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2026
Financial Assets
Individually evaluated loans	$110	$—	$—	$110
Other real estate owned	8	—	—	8
Total	$118	$—	$—	$118
March 31, 2026
Financial Assets
Other real estate owned	$74	$—	$—	$74
Total	$74	$—	$—	$74

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Individually Evaluated Loans

Certain loans that do not share similar risk characteristics with other loans are evaluated individually in accordance with ASC 326. For collateral-dependent loans, expected credit losses are measured based on the fair value of the underlying collateral, less estimated costs to sell when repayment is expected substantially through the operation or sale of the collateral. Such loans may be measured on a nonrecurring basis when the fair value of collateral is utilized in determining the amount of expected credit losses.

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

Collateral-dependent loans are reviewed at least monthly to assess changes in the fair value of the underlying collateral and the adequacy of the related allowance for credit losses. When updated collateral information indicates a change in expected credit losses, the allowance is adjusted accordingly.

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

	Three Months Ended June 30,
	2026	2025
	(Income in thousands)
Net income applicable to common shares	$1,492	$988

Average number of common shares outstanding	4,078,790	4,092,188
Less: Average unallocated ESOP shares	286,355	299,579
Average number of common shares outstanding used to calculate basic earnings per common share	3,792,435	3,792,609
Diluted potential common shares	28,480	11,124
Average number of common shares outstanding used to calculate diluted earnings per common share	3,820,915	3,803,733
Earnings per common share - basic	$0.39	$0.26
Earnings per common share - diluted	$0.39	$0.26

Note 10 - STOCK BASED COMPENSATION

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

There were no contributions to the ESOP during the three months ended June 30, 2026 and 2025, as the annual loan payment is made in December. The ESOP compensation expense for three months ended June 30, 2026 and 2025 was $59,000 and $49,000, respectively.

Shares held by the ESOP were as follows:

	As of June 30,
	2026	2025
	(Dollars in thousands)
Shares allocated	46,272	33,048
Unallocated	284,193	297,417
Total ESOP shares	330,465	330,465
Fair value of unearned shares as of June 30, 2026 and 2025, respectively	$5,408	$4,497

Fair value of unearned shares is based on a stock price of $19.03 and $15.12 as of June 30, 2026 and 2025, respectively.

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

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of June 30, 2026, the Company has 93,157 stock options available for future grants under the 2024 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on retired stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Options - for the three months ended June 30, 2026 and 2025	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at March 31, 2026	319,924	$14.63	8.8
Granted	—	—	—
Exercised	1,000	—	—
Forfeited	—	—	—
Options, outstanding at June 30, 2026	318,924	$14.63	8.5	1,408
Exercisable - End of Period	64,785			$285

Options, outstanding at March 31, 2025	308,924	$14.63	9.7
Granted	15,000	14.61	9.9
Exercised	—	—	—
Forfeited	—	—	—
Options, outstanding at June 30, 2025	323,924	$14.63	9.5	159
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of June 30, 2026, is $1.3 million over a weighted average period of 3.5 years.

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

As of June 30, 2026, the Company has 28,367 shares of restricted stock available for future grants under the 2024 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock - for the three months ended June 30, 2026 and 2025	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of March 31, 2026	111,054	$14.64
Granted	—	—
Vested	(1,800)	14.61
Forfeited	—	—
Nonvested balance as of June 30, 2026	109,254	$14.64

Nonvested balance as of March 31, 2025	129,066	$14.64
Granted	9,000	14.61
Vested	—	—
Forfeited	—	—
Nonvested balance as of June 30, 2025	138,066	$14.64

Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2026, is $1.4 million over a weighted average period of 3.5 years.

The following table presents the stock-based compensation expense for the periods presented.

	For the Three Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Stock option expense	$90	$88
Restricted stock expense	99	97
Total stock-based compensation expense	$189	$185

Note 11 - SEGMENT INFORMATION

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

Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated statements of financial condition and consolidated statements of operations. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of operations to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, data processing, professional services and advertising.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2026 and March 31, 2026 and for the three months ended June 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended March 31, 2026.

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

Comparison of Financial Condition at June 30, 2026 and March 31, 2026

	At June 30, 2026	At March 31, 2026
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$34,442	$29,929
Investment securities - available for sale	63,465	62,534
Investment securities - held to maturity	159	175
FHLB stock	646	639
Loans, net	441,546	442,537
Total assets	562,416	558,647
Total deposits	465,844	460,356
Total stockholders' equity	90,285	88,990

Total Assets. Total assets increased by $3.8 million, or 0.7%, to $562.4 million at June 30, 2026, compared to $558.6 million at March 31, 2026. The increase primarily reflects a $4.5 million, or 15.1%, increase in total cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.5 million, or 15.1%, to $34.4 million at June 30, 2026, from $29.9 million at March 31, 2026. This increase was primarily attributable to increased deposits.

Investment Securities Available for Sale. Securities available-for-sale increased $931,000, or 1.5%, to $63.5 million at June 30, 2026, from $62.5 million at March 31, 2026. During the three-month period, we purchased $3.4 million in securities and received $2.3 million in principal payments. Additionally, net unrealized losses on the securities portfolio increased by $205,000.

Gross Loans. Loans decreased $910,000, or 0.2%, to $447.4 million at June 30, 2026, from $448.3 million at March 31, 2026. We saw growth in two categories, real estate commercial and agriculture, but declines in the remainder. The largest increase occurred in commercial real estate loans, which rose $11.6 million, or 9.0%, to $140.8 million from $129.2 million. We have expanded our focus on higher yielding commercial lending, including both commercial real estate and commercial non-real estate loans, while also continuing to grow our agricultural real estate and operating loan portfolios. This strategic emphasis reflects our commitment to diversifying our loan mix and supporting the credit needs of businesses and agricultural producers within our market area. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Premises and Equipment, Net. Premises and equipment decreased $223,000, or 1.7%, to $12.5 million at June 30, 2026, from $12.7 million at March 31, 2026. The decrease reflects depreciation of premises and equipment.

Total Deposits. Total deposits increased $5.4 million, or 1.2%, to $465.8 million at June 30, 2026, from $460.4 million at March 31, 2026. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Association's core deposit base. Additionally, the Association maintained $27.6 million in brokered time deposits, at June 30, 2026, and March 31, 2026. Management continues to actively monitor deposit balances and interest rates to maintain adequate liquidity.

Noninterest-bearing deposits increased $3.3 million, or 5.1%, to $67.8 million, while time deposits increased $1.5 million, or 0.9%, to $164.5 million, including brokered deposits. Savings, demand, NOW, and money market accounts combined increased $763,000, or 0.3%, to $233.6 million at June 30, 2026.

Borrowings. The Company had no outstanding borrowings at June 30, 2026, and March 31, 2026. Borrowings have been limited in recent periods, as the Association has generally utilized deposits to fund operations and loan growth. Management remains prepared to access FHLB and FRB advances if necessary to support additional loan funding.

Stockholders' Equity. Stockholders' equity increased $1.3 million, or 1.5% to $90.3 million at June 30, 2026, from $89.0 million at March 31, 2026. The increase was primarily driven by net income of $1.5 million, offset by $163,000 increase in unrealized losses on securities valuations, net of tax, and by share repurchases under the Company's stock repurchase program. The increase in the unrealized losses reflects changes in market interest rates during the three-month period ended June 30, 2026.

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. The program may be suspended, terminated or modified at any time based on market conditions, repurchase costs, alternative investment opportunities, liquidity, and other factors. Repurchases will be made at management’s discretion at prices deemed attractive and in the best interests of the Company and its stockholders, subject to availability, market conditions, trading price, alternative uses of capital, and financial performance. Open market purchases will comply with Rule 10b-18 of the Securities and Exchange Commission and other applicable requirements. As of June 30, 2026, 112,330 shares remained available for repurchase.

During the three months ended June 30, 2026, the Company repurchased 16,348 shares at a weighted average price of $18.11, for a total of $296,000.

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

	For the Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$442,949	$6,862	6.20%	$403,619	$5,899	5.85%
Mortgage-backed securities	55,723	550	3.95%	53,645	542	4.04%
Investment securities (1)	7,533	42	2.23%	7,164	42	2.35%
Interest-bearing deposits and other	24,018	232	3.86%	14,041	98	2.79%
Total interest-earning assets	530,223	7,686	5.80%	478,469	6,581	5.50%
Non-interest-earning assets	30,541			23,615
Total assets	$560,764			$502,084

Interest-bearing liabilities:
Savings accounts	$49,064	$108	0.88%	$46,291	$91	0.79%
Money market accounts	37,574	247	2.63%	29,611	177	2.39%
NOW accounts	141,770	625	1.76%	140,320	614	1.75%
Certificates of deposit	133,823	1,308	3.91%	107,018	1,060	3.96%
Individual retirement accounts	19,144	167	3.49%	17,084	146	3.42%
Total interest-bearing deposits	381,375	2,455	2.57%	340,324	2,088	2.45%
Borrowings	—	—	—	151	2	5.30%
Total interest-bearing liabilities	381,375	2,455	2.57%	340,475	2,090	2.46%
Other non-interest-bearing liabilities	92,907			95,715
Total liabilities	474,282			436,190
Total equity	86,482			65,894
Total liabilities and total equity	$560,764			$502,084
Net interest income		$5,231			$4,491
Net interest rate spread (2)			3.22%			3.05%
Net interest-earning assets (3)	$148,848			$137,994
Net interest margin (4)			3.95%			3.75%
Average interest-earning assets to interest-bearing liabilities	139.03%			140.53%

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

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. Net income was $1.5 million for the three months ended June 30, 2026, compared to $988,000 for the same period in 2025.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 16.8%, to $7.7 million for the three months ended June 30, 2026, compared to $6.6 million for the same period in 2025. The increase was primarily driven by higher yields on interest-earning assets, loan growth, and larger average balance of federal funds sold.

Interest income on loans increased $963,000, or 16.3%, to $6.9 million for the three months ended June 30, 2026 from $5.9 million for the same period in 2025. The average balance of loans rose $39.3 million, or 9.7%, to $442.9 million from $403.6 million. Yield on loans increased 35 basis points to 6.20% from 5.85%, reflecting new loan pricing and the repricing of existing loans.

Interest income on securities increased $8,000, or 1.4%, to $592,000 for the three months ended June 30, 2026 from $584,000 for the same period in 2025, due to the average balance of securities increasing from $60.8 million to $63.3 million.

Interest Expense. Interest expense increased $365,000, or 17.5%, to $2.5 million for the three months ended June 30, 2026, compared to $2.1 million for the same period in 2025. The increase was primarily driven by higher average balances on interest bearing deposits.

Interest expense on deposits increased $367,000, or 17.6%, to $2.5 million for the three months ended June 30, 2026, compared to $2.1 million for the same period in 2025. The increase was driven by higher average balances and higher costs of funds across all interest-bearing accounts.

Net Interest Income. Net interest income before provision for credit losses increased $740,000, or 16.5%, to $5.2 million for the three months ended June 30, 2026 compared to $4.5 million for the same period in 2025.

Our interest rate spread increased 17 basis points to 3.22% for the three months ended June 30, 2026, compared to 3.05% for the same period in 2025. Our net interest margin increased 20 basis points to 3.95% for the three months ended June 30, 2026 compared to 3.75% for the same period in 2025.

Provision for Credit Losses. During the three months ended June 30, 2026, we recorded a provision for credit losses of $51,000. During the three months ended June 30, 2025, we recorded a reversal of provision for credit losses of $3,000.

We will continue to evaluate the estimated future credit loss impact of current market conditions, which will depend on credit quality, macroeconomic forecasts, and the composition of our loan and securities portfolios.

Non-Interest Income. The following table shows the components of non-interest income for periods presented.

	For the three months ended June 30,
Non-interest income:	2026	2025
	(Dollars in thousands)
Servicing fees on loans	$25	$31
Service charges on deposit accounts	177	192
Interchange income	338	328
Gain on sale of loans	83	77
Gain from real estate owned and other repossessed assets, net	3	1
Other non-interest income	17	25
Total non-interest income	$643	$654

Noninterest income decreased $11,000, or 1.7%, to $643,000 for the three months ended June 30, 2026, compared to $654,000 for the same period in 2025. The decrease was primarily due to service charges on deposit accounts, which declined $15,000, or 7.8%, to $177,000 from $192,000.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	For the three months ended June 30,
Non-interest expense:	2026	2025
	(Dollars in thousands)
Salaries and employee benefits	$2,244	$2,103
Occupancy and equipment	367	318
Data processing	335	500
Federal deposit insurance premiums	59	51
Debit card processing	67	64
Advertising	87	91
Other general and administrative expenses	815	792
Total non-interest expense	$3,974	$3,919

Non-interest expense increased $55,000, or 1.4% to $4.0 million for the three months ended June 30, 2026, compared to $3.9 million for the same period in 2025. The largest increase in non-interest expense during the three months ended June 30, 2026 was in salaries and employee benefits, which rose $141,000, or 6.7%, to $2.2 million, compared to $2.1 million for the same period in 2025. This increase was primarily due to higher staffing levels and costs associated with the 2024 Equity Incentive Plan. Occupancy and equipment expense increased $49,000, or 15.4%, to $367,000 for the three months ended June 30, 2026, compared to $318,000 for the same period in 2025. This increase is due to maintenance, utilities, and depreciation related to new branches in Hastings and Lincoln.

The largest decrease in non-interest expense during the three months ended June 30, 2026 was in data processing, which declined $165,000, or 33.0%, to $335,000, compared to $500,000 for the same period in 2025. This decrease was primarily due to adjusted pricing with our core provider.

Income Tax Expense. Income tax expense was $357,000 for the three months ended June 30, 2026, compared to $241,000 for the same period in 2025, resulting in effective tax rates of 19.3% and 19.6%, respectively.

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

The following table sets forth, at June 30, 2026, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$21,680	1.64%
300	21,625	1.38
200	21,540	0.98
100	21,441	0.52
Base	21,330	—
(100)	21,260	(0.33)
(200)	21,175	(0.73)
(300)	21,109	(1.04)
(400)	21,068	(1.23)

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at June 30, 2026, we would have experienced a 0.98% increase in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.73% decrease in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at June 30, 2026, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$138,166	$5,350	4.03%	27.45%	328
300	138,075	5,259	3.96	26.87	270
200	137,564	4,748	3.57	26.19	202
100	135,791	2,975	2.24	25.28	111
Base	132,816	—	—	24.17	—
(100)	127,005	(5,811)	(4.38)	22.66	(151)
(200)	117,690	(15,126)	(11.39)	20.63	(354)
(300)	105,075	(27,741)	(20.89)	18.13	(604)
(400)	89,427	(43,389)	(32.67)	15.20	(897)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 3.57% increase in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 11.39% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

For the three months ended June 30, 2026, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $4.5 million, reflecting cash provided by financing activities of $4.9 million, offset by cash used in operating activities of $198,000, and cash used in investing activities of $152,000.

Net cash used in operating activities amounted to $198,000, primarily due changes in accounts payable, accrued expenses and other liabilities of $2.6 million and accrued interest payable of $215,000, partially offset by net income of $1.5 million, depreciation of $225,000, changes in other assets of $495,000 and stock-based compensation of $189,000.

Net cash used in investing activities amounted to $152,000, primarily due to the purchase of available-for-sale investment securities of $3.4 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $2.3 million and net change in loans of $940,000.

Net cash provided by financing activities amounted to $4.9 million, primarily due to an increase in deposits of $5.5 million.

For the three months ended June 30, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $20.8 million, reflecting cash used in operating activities of $96,000, cash used in financing activities of $7.7 million, and cash used in investing activities of $13.0 million.

Net cash used in operating activities amounted to $96,000, primarily due to a change of $1.5 million in accounts payable, accrued expenses and other liabilities and a change of $333,000 in accrued interest payable, partially offset by net income of $1.0 million, depreciation of $195,000, stock-based compensation of $185,000 and changes of other assets of $193,000.

Net cash used in investing activities amounted to $13.0 million, primarily due to a net increase in loans of $11.0 million and the purchase of available-for-sale investment securities of $3.4 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $2.1 million.

Net cash used in financing activities amounted to $7.7 million, primarily due to a decrease in deposits of $15.6 million, partially offset by proceeds from short-term FHLB advances of $8.0 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2026, Home Federal Savings was categorized as well-capitalized for bank regulatory purposes. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2026, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2026, and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2026	4,923	$17.50	4,923	123,755
May 1 - May 31, 2026	3,878	17.72	3,878	119,877
June 1 - June 30, 2026	7,547	18.62	7,547	112,330
Total	16,348		16,348

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. 112,330 shares remain available to be repurchased under the program as of June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1	Change in Control Agreement with Bradley M Kool (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company (file no. 001-41844), filed with the SEC on July 14, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Plains Bancshares, Inc.

Date: August 12, 2026	By:	/s/ Dannel R. Garness
Dannel R. Garness
President and Chief Executive Officer

Date: August 12, 2026	By:	/s/ Bradley M. Kool
Bradley M. Kool Executive Vice President and Chief Financial Officer