Form 10-Q
period 2026-09-30
Central Plains Bancshares, Inc.
filed 2026-11-13
CIK 1979332

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had 4,152,557 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	March 31, 2026
	(Dollars in thousands)
Assets:
Cash and due from banks	$7,174	$7,464
Interest-bearing deposits in other banks	24,615	22,465
Total cash and cash equivalents	31,789	29,929
Investment securities - available-for-sale	65,434	62,534
Investment securities - held-to-maturity	3,150	175
Loans, net of unearned income	446,432	448,346
Allowance for credit losses on loans	(5,890)	(5,809)
Loans, net	440,542	442,537
Accrued interest receivable	3,832	3,256
Federal Home Loan Bank (FHLB) stock - at cost	652	639
Premises and equipment, net	12,397	12,755
Deferred income taxes	2,677	2,228
Mortgage servicing rights	417	415
Other assets	4,022	4,179
Total assets	$564,912	$558,647
Liabilities:
Deposits:
Non-interest-bearing deposits	$67,993	$64,505
Interest-bearing:
Demand and NOW checking	143,326	144,047
Money market	42,225	38,985
Savings	49,141	49,768
Time deposits over $250,000	37,231	35,453
Other time deposits	128,870	127,598
Total deposits	468,786	460,356
Pension liability	648	754
Advances from borrowers for taxes and insurance	1,138	1,897
Accrued interest payable	1,614	1,727
Accounts payable, accrued expenses and other liabilities	2,841	4,923
Total liabilities	475,027	469,657
Stockholders' equity:
Common Stock ($0.01 par value, 10,000,000 shares authorized, 4,166,293 shares issued and outstanding at September 30, 2026 and 4,196,359 shares issued and outstanding at March 31, 2026)	40	41
Additional paid-in capital	39,817	39,672
Retained earnings	56,777	54,404
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(2,809)	(2,875)
Accumulated other comprehensive loss, net	(3,940)	(2,252)
Total stockholders' equity	89,885	88,990
Total liabilities and stockholders' equity	$564,912	$558,647

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans—including fees	$6,729	$6,188	$13,591	$12,087
Investment securities	687	576	1,279	1,160
FHLB stock	6	7	13	14
Federal funds sold	231	14	456	105
Total interest and dividend income	7,653	6,785	15,339	13,366
Interest expense:
Deposits	2,523	2,165	4,978	4,253
Borrowings	—	35	—	37
Total interest expense	2,523	2,200	4,978	4,290
Net interest income before provision for credit losses	5,130	4,585	10,361	9,076
Provision for (reversal of) credit losses	(13)	89	38	86
Net interest income after provision for (reversal of) credit losses	5,143	4,496	10,323	8,990
Non-interest income:
Servicing fees on loans	34	33	59	64
Service charges on deposit accounts	206	197	383	389
Interchange income	335	327	673	655
Gain on sale of loans	65	98	148	175
Gain (loss) from real estate owned and other repossessed assets, net	(7)	—	(4)	1
Loss on disposition of investment securities	(226)	—	(226)	—
Other non-interest income	18	24	35	49
Total non-interest income	425	679	1,068	1,333
Non-interest expense:
Salaries and employee benefits	2,247	2,194	4,491	4,297
Occupancy and equipment	390	429	757	747
Data processing	380	514	715	1,014
Federal deposit insurance premiums	59	52	118	103
Debit card processing	78	70	145	134
Advertising	100	102	187	193
Other general and administrative expenses	819	699	1,634	1,491
Total non-interest expense	4,073	4,060	8,047	7,979
Income before income tax expense	1,495	1,115	3,344	2,344
Income tax expense	329	233	686	474
Net income	$1,166	$882	$2,658	$1,870
Earnings per share - basic	$0.31	$0.23	$0.70	$0.49
Earnings per share - diluted	$0.30	$0.23	$0.69	$0.49
Weighted average shares outstanding - basic	3,780,314	3,785,223	3,786,341	3,788,896
Weighted average shares outstanding - diluted	3,856,031	3,808,651	3,838,439	3,806,172

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Net income	$1,166	$882
Other comprehensive (loss) income:
Loss reclassified from AOCI into earnings	226	—
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(2,156)	633
Other comprehensive (loss) income, before tax	(1,930)	633
Income tax benefit (expense) for other comprehensive (loss) income	405	(133)
Total other comprehensive (loss) income, net of tax	(1,525)	500
Comprehensive (loss) income	$(359)	$1,382

	For the Six Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Net income	$2,658	$1,870
Other comprehensive (loss) income:
Loss reclassified from AOCI into earnings	226	—
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(2,361)	1,079
Other comprehensive (loss) income, before tax	(2,135)	1,079
Income tax benefit (expense) for other comprehensive income	447	(227)
Total other comprehensive (loss) income, net of tax	(1,688)	852
Comprehensive income	$970	$2,722

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the three months ended September 30, 2025
Balance at June 30, 2025	4,223,278	$41	$39,292	$51,554	$(3,267)	$(2,974)	$84,646
Net income	—	—	—	882	—	—	882
ESOP shares committed to be released	—	—	18	—	—	33	51
Stock purchased and retired	(5,940)	—	(59)	(31)	—	—	(90)
Stock based compensation	—	—	191	—	—	—	191
Other comprehensive income - net of tax	—	—	—	—	500	—	500
Balance at September 30, 2025	4,217,338	$41	$39,442	$52,405	$(2,767)	$(2,941)	$86,180

	For the three months ended September 30, 2026
Balance at June 30, 2026	4,181,011	$41	$39,738	$55,763	$(2,415)	$(2,842)	$90,285
Net income	—	—	—	1,166	—	—	1,166
ESOP shares committed to be released	—	—	35	—	—	33	68
Stock purchased and retired	(14,718)	(1)	(147)	(152)	—	—	(300)
Stock based compensation	—	—	191	—	—	—	191
Other comprehensive loss - net of tax	—	—	—	—	(1,525)	—	(1,525)
Balance at September 30, 2026	4,166,293	$40	$39,817	$56,777	$(3,940)	$(2,809)	$89,885

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Shares Held by ESOP	Total Equity
	(Dollars in thousands)
	For the six months ended September 30, 2025
Balance at March 31, 2025	4,231,742	$41	$39,265	$50,652	$(3,619)	$(3,007)	$83,332
Net income	—	—	—	1,870	—	—	1,870
ESOP shares committed to be released	—	—	34	—	—	66	100
Stock purchased and retired	(23,404)	—	(233)	(117)	—	—	(350)
Stock based compensation	—	—	376	—	—	—	376
Issuance of common shares for restricted stock plan	9,000	—	—	—	—	—	—
Other comprehensive income - net of tax	—	—	—	—	852	—	852
Balance at September 30, 2025	4,217,338	$41	$39,442	$52,405	$(2,767)	$(2,941)	$86,180

	For the six months ended September 30, 2026
Balance at March 31, 2026	4,196,359	$41	$39,672	$54,404	$(2,252)	$(2,875)	$88,990
Net income	—	—	—	2,658	—	—	2,658
ESOP shares committed to be released	—	—	61	—	—	66	127
Stock purchased and retired	(31,066)	(1)	(310)	(285)	—	—	(596)
Stock options exercised	1,000	—	14	—	—	—	14
Stock based compensation	—	—	380	—	—	—	380
Other comprehensive loss - net of tax	—	—	—	—	(1,688)	—	(1,688)
Balance at September 30, 2026	4,166,293	$40	$39,817	$56,777	$(3,940)	$(2,809)	$89,885

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities
Net income	$2,658	$1,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453	478
Gain on sale of loans	(148)	(175)
Amortization of premium and accretion of discount on securities, net	(82)	(3)
Deferred income tax expense	(2)	—
Provision for credit losses	38	86
Origination of loans held for sale	(11,676)	(12,764)
Proceeds from sales of loans held for sale	11,824	12,939
ESOP expense	127	100
Stock based compensation	380	376
Change in assets and liabilities:
Accrued interest receivable	(576)	(708)
Mortgage servicing rights	(2)	(22)
Other assets	157	170
Accrued interest payable	(113)	22
Accounts payable, accrued expenses and other liabilities	(2,188)	(1,335)
Net cash provided by operating activities	850	1,034
Cash flows from investing activities
Net change in loans	1,957	(20,127)
Purchase of investment securities available-for-sale	(10,784)	(3,399)
Proceeds from principal payments, maturities and disposition of available-for-sale investment securities	5,831	4,179
Proceeds from principal paydowns from investment securities held-to-maturity	25	30
Purchase of investment securities held-to-maturity	(3,000)	—
Purchase of FHLB stock	(13)	(14)
Purchase of premises and equipment	(95)	(912)
Net cash used in investing activities	(6,079)	(20,243)
Cash flows from financing activities
Net change in deposits	8,430	(8,011)
Net change in advances from borrowers for taxes and insurance	(759)	(723)
Repurchase of common stock	(596)	(350)
Proceeds from exercise of stock options	14	—
Proceeds from short-term FHLB advances	—	8,500
Net cash provided by (used in) financing activities	7,089	(584)
Net increase (decrease) in cash and cash equivalents	1,860	(19,793)
Cash and cash equivalents—beginning of period	29,929	28,682
Cash and cash equivalents—end of period	$31,789	$8,889
Supplemental disclosures of cash flow information:
Cash paid for taxes	$660	$200
Cash paid for interest	$5,091	$4,268

See accompanying notes to unaudited consolidated financial statements.

CENTRAL PLAINS BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending March 31, 2027. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Central Plains Bancshares, Inc.’s (the “Company”) annual report on Form 10-K for the year ended March 31, 2026. The Company’s wholly owned bank subsidiary, Home Federal Savings and Loan Association of Grand Island (the “Association”), conducts substantially all of the Company’s banking operations. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.

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

Changes in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the six months ended September 30, 2026, the Company had no changes to significant accounting policies or estimates.

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

Note 2 - Investment SECURITIES

The following is a summary of investment securities at September 30, 2026 and March 31, 2026:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$23,578	$76	$(1,995)	$21,659
GNMA bonds	9,363	11	(217)	9,157
FNMA bonds	30,793	115	(2,453)	28,455
Municipal bonds	7,259	—	(1,096)	6,163
Total securities available-for-sale	$70,993	$202	$(5,761)	$65,434

Securities held-to-maturity
FHLMC bonds	$48	$1	$—	$49
GNMA bonds	27	—	—	27
FNMA bonds	75	1	—	76
Bank subordinated debt	3,000	—	(20)	2,980
Total securities held-to-maturity	$3,150	$2	$(20)	$3,132

(dollars in thousands)	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$24,376	$149	$(1,311)	$23,214
GNMA bonds	6,948	44	(19)	6,973
FNMA bonds	26,010	224	(1,407)	24,827
Municipal bonds	8,623	—	(1,103)	7,520
Total securities available-for-sale	$65,957	$417	$(3,840)	$62,534

Securities held-to-maturity
FHLMC bonds	$54	$1	$—	$55
GNMA bonds	33	—	—	33
FNMA bonds	88	2	—	90
Total securities held-to-maturity	$175	$3	$—	$178

The fair value and gross unrealized losses on the Association’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and March 31, 2026, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$9,278	$(365)	$9,794	$(1,630)	$19,072	$(1,995)
GNMA bonds	7,156	(217)	—	—	7,156	(217)
FNMA bonds	14,486	(751)	8,987	(1,702)	23,473	(2,453)
Municipal bonds	—	—	6,163	(1,096)	6,163	(1,096)
Total securities available-for-sale	$30,920	$(1,333)	$24,944	$(4,428)	$55,864	$(5,761)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale	(Dollars in thousands)
FHLMC bonds	$4,088	$(36)	$10,998	$(1,275)	$15,086	$(1,311)
GNMA bonds	2,647	(19)	—	—	2,647	(19)
FNMA bonds	2,824	(35)	10,815	(1,372)	13,639	(1,407)
Municipal bonds	—	—	7,520	(1,103)	7,520	(1,103)
Total securities available-for-sale	$9,559	$(90)	$29,333	$(3,750)	$38,892	$(3,840)

The unrealized losses at September 30, 2026 are related to mortgage-backed securities and municipal bonds. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, have an implied guarantee by the U.S. government. At September 30, 2026, all the mortgage-backed securities held by the Association were issued by U.S. government-sponsored entities and agencies. The issuers continue to make timely principal and interest payments on the mortgage-backed securities. The fair value is expected to recover as the bonds approach maturity.

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

No allowance for credit losses was required to be recorded as of September 30, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the six months ended September 30, 2026.

During the quarter ended September 30, 2026, the Company purchased a $3.0 million bank subordinated debt security that was classified as held-to-maturity. The Company evaluates its held-to-maturity securities portfolio for expected credit losses in accordance with ASC 326. Management monitors the credit quality of held-to-maturity securities based on the nature of the security and relevant credit-risk factors, which may include external credit ratings, payment performance, the financial condition of the issuer or guarantor, and other available information regarding the issuer’s ability to meet its contractual obligations.

For the Company’s held-to-maturity securities, management evaluated expected credit losses based on the credit characteristics of the securities and relevant current conditions. Management identified no deterioration in credit quality or other conditions indicating that contractual principal and interest payments were not expected to be received.

With respect to the $3.0 million bank subordinated debt security, the Company monitors the issuer’s financial condition, including regulatory capital, asset quality, earnings, liquidity and other relevant credit-risk indicators. At September 30, 2026, the subordinated debt was rated BBB (low) by Morningstar DBRS, which is considered investment grade. Based on management’s evaluation of the held-to-maturity securities portfolio, including the subordinated debt security, no allowance for credit losses was required on the Company’s held-to-maturity securities at September 30, 2026.

At September 30, 2026 and March 31, 2026, investment securities with amortized cost of $26.0 million, and $22.5 million, respectively, and estimated fair value of $23.6 million and $21.2 million, respectively, were pledged to secure public, consumer, and commercial deposits.

The amortized cost and fair values of available-for-sale investment securities as of September 30, 2026 by contractual maturity, are shown below:

	Available-for-Sale
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$2,010	$1,979
Due after one year through five years	1,938	1,752
Due after five years through ten years	973	762
Due after ten years	2,338	1,670
Mortgage-backed securities and collateralized mortgage obligations	63,734	59,271
Total	$70,993	$65,434

During the six months ended September 30, 2026, an available-for-sale investment security was redeemed following a tender pursuant to an offer by the issuer. The Association received proceeds of $1.1 million and recognized a loss of $226,000 upon redemption. The proceeds were subsequently reinvested in higher-yielding available-for-sale mortgage-backed securities. The Association had no sales of available-for-sale securities during the six months ended September 30, 2026 or 2025.

The amortized cost and fair values of held-to-maturity investment securities as of September 30, 2026 by contractual maturity, are shown below:

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturity	(Dollars in thousands)
Due less than one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	3,000	2,980
Due after ten years	—	—
Mortgage-backed securities	150	152
Total	$3,150	$3,132

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended September 30, 2026 and 2025.

Note 3 - LOANS AND ALLOWANCE FOR Credit LOSSES

A summary of loans by major category as of September 30, 2026 and March 31, 2026 is as follows:

	September 30, 2026	March 31, 2026
	(Dollars in thousands)
Real Estate - Construction	$16,359	$28,633
Real Estate - Commercial	140,604	129,235
Real Estate - Residential	154,150	162,041
Commercial Non-Real Estate	41,077	48,378
Agriculture	72,689	54,655
Other Consumer	8,313	10,158
Land Development and Sanitary & Improvement Districts (SIDs)	13,321	15,306
Total loans	446,513	448,406
Allowance for credit losses	(5,890)	(5,809)
Net deferred origination costs & fees	(81)	(60)
Total loans, net	$440,542	$442,537

Related Party Loans: In the normal course of business, loans are made to directors and officers of the Association. Loans to Association directors and key officers outstanding as of September 30, 2026 and March 31, 2026 were $1.7 million. Additionally, the Association had loans totaling $827,000 and $861,000 as of September 30, 2026 and March 31, 2026 to related parties that were originated by the Association, sold to Federal Home Loan Mortgage Company and are serviced by the Association.

The following tables present the activity in the allowance for credit losses for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Beginning	Provision for			Ending
	Allowance	(Reversal of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$247	$—	$—	$—	$247
Real Estate - Commercial	1,973	—	—	—	1,973
Real Estate - Residential	1,702	—	—	—	1,702
Commercial Non-Real Estate	981	—	—	—	981
Agricultural	694	—	—	—	694
Other Consumer	120	—	(1)	—	119
Land Development and SIDs	173	(13)	—	14	174
Total	$5,890	$(13)	$(1)	$14	$5,890

	Six Months Ended September 30, 2026
	Beginning				Ending
	Allowance	Provision for	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$356	$(109)	$—	$—	$247
Real Estate - Commercial	1,787	186	—	—	1,973
Real Estate - Residential	1,784	(82)	—	—	1,702
Commercial Non-Real Estate	991	(10)	—	—	981
Agricultural	558	136	—	—	694
Other Consumer	135	(11)	(5)	—	119
Land Development and SIDs	198	(72)	—	48	174
Total	$5,809	$38	$(5)	$48	$5,890

	Three Months Ended September 30, 2025
	Beginning	Provision for			Ending
	Allowance	(Reversal of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$39	$—	$—	$285
Real Estate - Commercial	1,572	116	—	—	1,688
Real Estate - Residential	1,925	(125)	—	—	1,800
Commercial Non-Real Estate	667	128	—	—	795
Agricultural	476	83	—	—	559
Other Consumer	261	(88)	(7)	2	168
Land Development and SIDs	292	(64)	—	—	228
Total	$5,439	$89	$(7)	$2	$5,523

	Six Months Ended September 30, 2025
	Beginning				Ending
	Allowance	(Reversal of)	Loans		Allowance
	Balance	Credit Losses	Charged off	Recoveries	Balance
	(Dollars in thousands)
Real Estate - Construction	$246	$39	$—	$—	$285
Real Estate - Commercial	1,572	116	—	—	1,688
Real Estate - Residential	1,926	(126)	—	—	1,800
Commercial Non-Real Estate	667	128	—	—	795
Agricultural	476	83	—	—	559
Other Consumer	262	(90)	(7)	3	168
Land Development and SIDs	292	(64)	—	—	228
Total	$5,441	$86	$(7)	$3	$5,523

The ACL on loans excludes $215,000 as of September 30, 2026 and March 31, 2026 of allowance for off-balance sheet exposures and is recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Collateral dependent loans individually evaluated for purposes of the ACL by collateral type were as follows at September 30, 2026 and March 31, 2026:

	September 30, 2026
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	—	—	—
Real Estate - Residential	347	—	—
Commercial Non-Real Estate	—	357	165
Agricultural	—	—	—
Other Consumer	—	42	—
Land Development and SIDs	—	—	—
Total	$347	$399	$165

	March 31, 2026
	Real Estate	Other	ACL Allocation
	(Dollars in thousands)
Portfolio Segment
Real Estate - Construction	$—	$—	$—
Real Estate - Commercial	—	—	—
Real Estate - Residential	9	—	—
Commercial Non-Real Estate	—	—	—
Agricultural	1,632	—	—
Other Consumer	—	—	—
Land Development and SIDs	—	—	—
Total	$1,641	$—	$—

Credit Risk—The Association monitors the credit risk within the loan portfolio by assessing the strength of the borrower’s repayment capacity and the probability of default. The Association first assesses the paying capacity of the borrower; then, it analyzes the value of any pledged collateral or guarantees. In estimating the allowance for credit losses management also uses a quarterly Loan Concentration Report to monitor any concentrations that may develop in any specific category of the loan portfolio. It identifies four varying degrees of credit worthiness:

•
Pass Loans: Loans in the pass category are loans that do not raise Association concerns.
•
Special Mention Loans: Loans in this category may have potential weaknesses which, if not corrected, could weaken the asset and increase the risk in the future. By classifying a loan as Special Mention the Association can give the loan the attention needed to remedy any credit deficiencies or potential weaknesses.
•
Substandard Loans: Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. For loans classified as Substandard, the Association evaluates whether an allowance for credit losses is appropriate based on the requirements of generally accepted accounting principles.
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

The following tables present the credit risk profile of the Association's loan portfolio based on risk rating category and year of origination as of September 30, 2026 and March 31, 2026.

	As of September 30, 2026
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2027	2026	2025	2024	2023	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$4,282	$7,675	$2,954	$—	$—	$—	$1,448	$16,359
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$4,282	$7,675	$2,954	$—	$—	$—	$1,448	$16,359
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	3,863	19,675	24,595	14,688	24,778	51,097	27	$138,723
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,881	—	1,881
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$3,863	$19,675	$24,595	$14,688	$24,778	$52,978	$27	$140,604
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	7,818	17,671	12,430	10,855	17,362	76,682	10,750	$153,568
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	190	28	98	266	—	582
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$7,818	$17,671	$12,620	$10,883	$17,460	$76,948	$10,750	$154,150
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial - Non-Real Estate
Pass	1,045	20,586	3,082	3,098	1,015	5,102	6,404	$40,332
Special mention	—	—	—	—	—	—	—	—
Substandard	—	127	—	—	102	186	330	745
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$1,045	$20,713	$3,082	$3,098	$1,117	$5,288	$6,734	$41,077
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	19,013	13,546	8,195	1,260	2,627	4,260	22,737	$71,638
Special mention	—	—	—	—	—	—	—	—
Substandard	—	592	—	—	—	—	459	1,051
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$19,013	$14,138	$8,195	$1,260	$2,627	$4,260	$23,196	$72,689
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,221	1,042	877	2,553	2,278	203	—	$8,174
Special mention	—	—	—	—	—	—	—	—
Substandard	—	12	119	—	6	2	—	139
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$1,221	$1,054	$996	$2,553	$2,284	$205	$—	$8,313
Current year-to-date gross write-offs	5	—	—	—	—	—	—	5
Land Development and SIDs
Pass	150	1,495	950	1,136	4,536	5,054	—	$13,321
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$150	$1,495	$950	$1,136	$4,536	$5,054	$—	$13,321
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$37,392	$82,421	$53,392	$33,618	$52,802	$144,733	$42,155	$446,513

	As of March 31, 2026
	Term Loans by Origination Year (Fiscal Year)						Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
	(Dollars in thousands)
Real Estate - Construction
Pass	$13,177	$11,698	$2,242	$—	$—	$—	$1,516	$28,633
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Construction	$13,177	$11,698	$2,242	$—	$—	$—	$1,516	$28,633
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Commercial
Pass	18,117	17,226	13,026	25,608	24,682	28,077	30	$126,766
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	382	—	—	2,087	—	2,469
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Commercial	$18,117	$17,226	$13,408	$25,608	$24,682	$30,164	$30	$129,235
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Pass	22,592	15,237	12,185	19,644	42,437	39,282	10,297	$161,674
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	75	19	273	—	367
Doubtful	—	—	—	—	—	—	—	—
Total Real Estate - Residential	$22,592	$15,237	$12,185	$19,719	$42,456	$39,555	$10,297	$162,041
Current year-to-date gross write-offs	1	—	—	—	—	—	—	1
Commercial - Non-Real Estate
Pass	24,366	5,590	3,492	1,469	1,404	5,124	6,151	$47,596
Special mention	—	—	—	—	—	—	—	—
Substandard	127	—	—	109	—	216	330	782
Doubtful	—	—	—	—	—	—	—	—
Total Commercial - Non-Real Estate	$24,493	$5,590	$3,492	$1,578	$1,404	$5,340	$6,481	$48,378
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Agricultural
Pass	16,708	13,705	1,286	2,692	1,747	2,594	13,245	$51,977
Special mention	—	—	—	—	—	—	—	—
Substandard	868	—	—	—	—	—	1,810	2,678
Doubtful	—	—	—	—	—	—	—	—
Total - Agricultural	$17,576	$13,705	$1,286	$2,692	$1,747	$2,594	$15,055	$54,655
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Other Consumer
Pass	1,826	1,416	3,188	3,031	109	478	—	$10,048
Special mention	—	—	—	—	—	—	—	—
Substandard	14	43	42	7	4	—	—	110
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$1,840	$1,459	$3,230	$3,038	$113	$478	$—	$10,158
Current year-to-date gross write-offs	17	—	—	—	—	—	—	17
Land Development and SIDs
Pass	1,981	926	1,137	5,308	5,068	886	—	$15,306
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Land Development and SIDs	$1,981	$926	$1,137	$5,308	$5,068	$886	$—	$15,306
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$99,776	$65,841	$36,980	$57,943	$75,470	$79,017	$33,379	$448,406

Nonperforming and Past-Due Loans—All loans in the Association’s portfolio are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents certain information with respect to loans on nonaccrual status as of and for the six months ended September 30, 2026 and March 31, 2026:

	Nonaccrual	Nonaccrual with no	Nonaccrual with	Interest Income
	loans at	Allowance for Credit	Allowance for Credit	Recognized During
	September 30, 2026	Loss	Loss	the Period
September 30, 2026
Real Estate - Residential	$347	$347	$—	$—
Commercial Non-Real Estate	357	127	230	—
Other Consumer	42	42	—	—
Total	$746	$516	$230	$—

	Nonaccrual loans	Nonaccrual with no	Nonaccrual with	Interest Income
	at March 31,	Allowance for Credit	Allowance for Credit	Recognized During
	2026	Loss	Loss	the Period
March 31, 2026
Real Estate - Residential	$9	$9	$—	$1
Agricultural	1,632	1,632	—	—
Total	$1,641	$1,641	$—	$1

The following is an aging analysis of the contractually past due loans as of September 30, 2026 and March 31, 2026:

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
September 30, 2026	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$16,359	$16,359	$—
Real Estate - Commercial	—	—	—	—	140,604	140,604	—
Real Estate - Residential	76	66	387	529	153,621	154,150	387
Commercial Non-Real Estate	200	29	230	459	40,618	41,077	—
Agricultural	—	—	—	—	72,689	72,689	—
Other Consumer	68	134	187	389	7,924	8,313	145
Land Development and SIDs	—	—	—	—	13,321	13,321	—
Total	$344	$229	$804	$1,377	$445,136	$446,513	$532

							Loans Past
			Greater than				Due 90 Days
	30–59 Days	60–89 Days	89 Days	Total			or More Still
	Past Due	Past Due	Past Due	Past Due	Current	Total	Accruing
March 31, 2026	(Dollars in thousands)
Real Estate - Construction	$—	$—	$—	$—	$28,633	$28,633	$—
Real Estate - Commercial	—	—	—	—	129,235	129,235	—
Real Estate - Residential	623	26	96	745	161,296	162,041	96
Commercial Non-Real Estate	235	—	—	235	48,143	48,378	—
Agricultural	1,356	—	—	1,356	53,299	54,655	—
Other Consumer	125	152	138	415	9,743	10,158	138
Land Development and SIDs	—	—	—	—	15,306	15,306	—
Total	$2,339	$178	$234	$2,751	$445,655	$448,406	$234

The Association may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the six months ended September 30, 2026 and 2025.

Note 4 - DEPOSITS

As of September 30, 2026 the scheduled maturities of time deposits are as follows:

Amount
12 Months Ending September 30,	(Dollars in thousands)
2027	$129,239
2028	27,840
2029	7,943
2030	940
2031 or later	139
Total time deposits	$166,101

At September 30, 2026 and March 31, 2026, the Association had $27.6 million in brokered deposits.

Note 5 - Borrowings

At September 30, 2026 and March 31, 2026, the Company had no outstanding borrowings.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended September 30,		For the six months ended September 30,
	2026	2025	2026	2025
FHLB of Topeka advances and other borrowings:	(Dollars in thousands)		(Dollars in thousands)
Average balance outstanding	$—	$3,091	$—	$1,621
Maximum amount outstanding with the FHLB of Topeka at any month-end during the period	—	8,500	—	8,500
Maximum amount outstanding with the Federal Reserve Bank at any month-end during the period	—	—	—	—
Maximum amount outstanding with a private banker's bank at any month-end during the period	—	—	—	—
Total maximum amount outstanding at any month-end during the period	$—	$8,500	$—	$8,500
Average interest rate during the period	N/A	4.53%	N/A	4.57%

As of September 30, 2026 and March 31, 2026, the Association had available borrowing capacity with the Federal Home Loan Bank (“FHLB”) of approximately $47.0 million, subject to collateral requirements and FHLB credit policies. The Association had $13.0 million in irrevocable letters of credit outstanding with the FHLB at September 30, 2026 and March 31, 2026 to secure public deposits. The FHLB retains sole discretion to grant or deny additional advances. At September 30, 2026, the Association had pledged investment securities with a carrying value of $17,000 and loans with a carrying value of $75.0 million as collateral for FHLB borrowings.

As of September 30, 2026, the Association had an approved line of credit with the Federal Reserve Bank (“FRB”) Discount Window. The Association had pledged commercial real estate loans with a carrying value of $13.0 million as collateral for potential borrowings and had remaining borrowing capacity of approximately $10.0 million at September 30, 2026 and March 31, 2026.

Additionally, the Association maintained a $5.0 million unsecured federal funds line of credit with a private bankers’ bank at September 30, 2026 and March 31, 2026.

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

As of September 30, 2026 and March 31, 2026, the Association was well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since September 30, 2026, that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios as of September 30, 2026 and March 31, 2026, are also presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$81,982	17.95%	$36,533	8.00%	$45,667	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$76,269	16.70%	$27,400	6.00%	$36,533	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$76,269	16.70%	$20,550	4.50%	$29,683	6.50%

Tier 1 Capital (to Average Assets)	$76,269	13.62%	$22,396	4.00%	$27,996	5.00%

As of March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk- Weighted Assets)	$78,679	17.30%	$36,387	8.00%	$45,484	10.00%

Tier 1 Capital (to Risk- Weighted Assets)	$72,990	16.05%	$27,291	6.00%	$36,387	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets	$72,990	16.05%	$20,468	4.50%	$29,565	6.50%

Tier 1 Capital (to Average Assets)	$72,990	13.48%	$21,658	4.00%	$27,073	5.00%

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

At September 30, 2026 and March 31, 2026, the Association had approved outstanding loan origination commitments of $3.2 million and $5.6 million, respectively. Loan commitments, which are funded subject to certain limitations, extend over various periods of time and may expire without being drawn upon. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. All outstanding loan origination commitments were subject to forward sales commitments to various entities. Also, at September 30, 2026 and March 31, 2026, the Association has committed unused lines of credit, equity lines, loans in process and letters of credit to consumers totaling $47.5 million and $48.4 million, respectively. The Association evaluates each customer’s creditworthiness on an individual basis and determines collateral requirements based on this evaluation. Collateral securing these commitments varies by product and borrower and may include residential and commercial real estate, agricultural real estate, inventory, equipment, accounts receivable, and other business and personal assets.

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

The estimated fair value of held-to-maturity securities is based on observable market data, including quoted market prices for similar securities, market prices for comparable securities and other relevant market inputs, as applicable, and is classified within Level 2 of the fair value hierarchy. For held-to-maturity subordinated debt securities, fair value is estimated using observable market data, including market prices for similar securities and other relevant market inputs.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Measurements at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Dollars in thousands)
September 30, 2026
Financial assets:
Loans, net	$440,542	$—	$—	$431,999	$431,999
Held-to-maturity securities	3,150	—	3,132	—	3,132
Financial liabilities:
Interest-bearing deposits	$400,793	$—	$341,082	$—	$341,082

March 31, 2026
Financial assets:
Loans, net	$442,537	$—	$—	$435,562	$435,562
Mortgage servicing rights	415	—	1,212	—	1,212
Financial liabilities:
Interest-bearing deposits	$395,851	$—	$350,037	$—	$350,037

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

The Association’s financial assets measured at fair value on a recurring basis are available-for-sale securities. Available-for-sale securities are classified within Level 2 because they are valued based on market prices for similar assets. The Association does not have any other assets or liabilities measured at fair value on a recurring basis as of September 30, 2026 or March 31, 2026.

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2026
Securities Available-for-sale
Mortgage-Backed Securities	$59,271	$—	$59,271	$—
Municipal Bonds	6,163	—	6,163	—
Total	$65,434	$—	$65,434	$—
March 31, 2026
Securities Available-for-sale
Mortgage-Backed Securities	$55,014	$—	$55,014	$—
Municipal Bonds	7,520	—	7,520	—
Total	$62,534	$—	$62,534	$—

There were no transfers of financial instruments between Levels 1, 2, and 3 during the six months ended September 30, 2026. The Association does not have any financial instruments measured at fair value on a recurring basis classified as Level 3.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and March 31, 2026:

	Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2026
Financial Assets
Individually evaluated loans	$65	$—	$—	$65
Total	$65	$—	$—	$65
March 31, 2026
Financial Assets
Other real estate owned	$74	$—	$—	$74
Total	$74	$—	$—	$74

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statement of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(Income in thousands)		(Income in thousands)
Net income applicable to common shares	$1,166	$882	$2,658	$1,870

Average number of common shares outstanding	4,063,351	4,081,484	4,071,028	4,086,807
Less: Average unallocated ESOP shares	283,037	296,261	284,687	297,911
Average number of common shares outstanding used to calculate basic earnings per common share	3,780,314	3,785,223	3,786,341	3,788,896
Diluted potential common shares	75,717	23,428	52,098	17,276
Average number of common shares outstanding used to calculate diluted earnings per common share	3,856,031	3,808,651	3,838,439	3,806,172
Earnings per common share - basic	$0.31	$0.23	$0.70	$0.49
Earnings per common share - diluted	$0.30	$0.23	$0.69	$0.49

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

There were no contributions to the ESOP during the six months ended September 30, 2026 and 2025, as the annual loan payment is made in December. The ESOP compensation expense for six months ended September 30, 2026 and 2025 was $127,000 and $100,000, respectively.

Shares held by the ESOP were as follows:

	As of September 30,
	2026	2025
	(Dollars in thousands)
Shares allocated	49,578	36,354
Unallocated	280,887	294,111
Total ESOP shares	330,465	330,465
Fair value of unearned shares as of September 30, 2026 and 2025, respectively	$5,623	$4,794

Fair value of unearned shares is based on a stock price of $20.02 and $16.30 as of September 30, 2026 and 2025, respectively.

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

Stock options granted under the 2024 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of September 30, 2026, the Company has 93,157 stock options available for future grants under the 2024 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on retired stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Options - for the three months ended September 30, 2026 and 2025	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at June 30, 2026	318,924	$14.63	8.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Options, outstanding at September 30, 2026	318,924	$14.63	8.3	1,719
Exercisable - End of Period	63,785			$349

Options, outstanding at June 30, 2025	323,924	$14.63	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Options, outstanding at September 30, 2025	323,924	$14.63	9.5	541
Exercisable - End of Period	—			$—

Stock Options - For the six months ended September 30, 2026 and 2025	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Options, outstanding at March 31, 2026	319,924	$14.63	8.8
Granted	—	—	—
Exercised	(1,000)	14.79	—
Forfeited	—	—	—
Options, outstanding at September 30, 2026	318,924	$14.63	8.3	1,719
Exercisable - End of Period	63,785			$349

Options, outstanding at March 31, 2025	308,924	$14.63	9.7
Granted	15,000	14.61	9.9
Exercised	—	—	—
Forfeited	—	—	—
Options, outstanding at September 30, 2025	323,924	$14.63	9.5	541
Exercisable - End of Period	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Expected future expense relating to the non-vested options outstanding as of September 30, 2026, is $1.2 million over a weighted average period of 3.3 years.

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

As of September 30, 2026, the Company has 28,367 shares of restricted stock available for future grants under the 2024 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock - for the three months ended September 30, 2026 and 2025	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of June 30, 2026	109,254	$14.64
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance as of September 30, 2026	109,254	$14.64

Nonvested balance as of June 30, 2025	138,066	$14.64
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance as of September 30, 2025	138,066	$14.64

Restricted Stock - For the six months ended September 30, 2026 and 2025	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of March 31, 2026	111,054	$14.64
Granted	—	—
Vested	(1,800)	14.61
Forfeited	—	—
Nonvested balance as of September 30, 2026	109,254	$14.64

Nonvested balance as of March 31, 2025	129,066	$14.64
Granted	9,000	14.61
Vested	—	—
Forfeited	—	—
Nonvested balance as of September 30, 2025	138,066	$14.64

Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2026, is $1.3 million over a weighted average period of 3.3 years.

The following table presents the stock-based compensation expense for the periods presented.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$90	$91	$180	$179
Restricted stock expense	101	100	200	197
Total stock-based compensation expense	$191	$191	$380	$376

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2026 and March 31, 2026 and for the three and six months ended September 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2026 and March 31, 2026

	At September 30, 2026	At March 31, 2026
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$31,789	$29,929
Investment securities - available for sale	65,434	62,534
Investment securities - held to maturity	3,150	175
FHLB stock	652	639
Loans, net	440,542	442,537
Total assets	564,912	558,647
Total deposits	468,786	460,356
Total stockholders' equity	89,885	88,990

Total Assets. Total assets increased by $6.3 million, or 1.1%, to $564.9 million at September 30, 2026, compared to $558.6 million at March 31, 2026. The increase primarily reflects a $1.9 million, or 6.2%, increase in total cash and cash equivalents, an increase of $2.9 million, or 4.6%, in investment securities available for sale, and an increase of $3.0 million, or 1700.0%, in investment securities held to maturity.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.9 million, or 6.2%, to $31.8 million at September 30, 2026, from $29.9 million at March 31, 2026. This increase was primarily attributable to increased deposits.

Investment Securities Available for Sale. Securities available-for-sale increased $2.9 million, or 4.6%, to $65.4 million at September 30, 2026, from $62.5 million at March 31, 2026. During the six-month period, we purchased $10.8 million of available-for-sale securities and received $5.8 million in principal payments. During the quarter, the Association also accepted a tender offer for a lower-yielding available-for-sale investment security, recognizing a $226,000 loss upon disposition. The proceeds were redeployed into higher-yielding available-for-sale mortgage-backed securities as part of the Association's investment portfolio management strategy. Additionally, net unrealized losses on the available-for-sale securities portfolio increased by $2.1 million during the six-month period.

Investment Securities Held to Maturity. Securities held to maturity increased $3.0 million, or 1700.0%, to $3.2 million at September 30, 2026, from $175,000 at March 31, 2026. During the six-month period, we purchased $3.0 million in bank subordinated debt securities.

Gross Loans. Loans decreased $1.9 million, or 0.4%, to $446.4 million at September 30, 2026, from $448.3 million at March 31, 2026. We saw growth in two categories, real estate commercial and agriculture, but declines in the remainder. The largest increase occurred in agriculture loans, which rose $18.0 million, or 33.0%, to $72.7 million from $54.7 million. We have expanded our focus on higher yielding commercial lending, including both commercial real estate and commercial non-real estate loans, while also continuing to grow our agricultural real estate and operating loan portfolios. This strategic emphasis reflects our commitment to diversifying our loan mix and supporting the credit needs of businesses and agricultural producers within our market area. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Premises and Equipment, Net. Premises and equipment decreased $358,000, or 2.8%, to $12.4 million at September 30, 2026, from $12.8 million at March 31, 2026. The decrease reflects depreciation of premises and equipment.

Total Deposits. Total deposits increased $8.4 million, or 1.8%, to $468.8 million at September 30, 2026, from $460.4 million at March 31, 2026. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Association's core deposit base. Additionally, the Association maintained $27.6 million in brokered time deposits, at September 30, 2026, and March 31, 2026. Management continues to actively monitor deposit balances and interest rates to maintain adequate liquidity.

Noninterest-bearing deposits increased $3.5 million, or 5.4%, to $68.0 million, while time deposits increased $3.1 million, or 1.9%, to $166.1 million, including brokered deposits. Savings, demand, NOW, and money market accounts combined increased $1.9 million, or 0.8%, to $234.7 million at September 30, 2026.

Borrowings. The Company had no outstanding borrowings at September 30, 2026, and March 31, 2026. Borrowings have been limited in recent periods, as the Association has generally utilized deposits to fund operations and loan growth. Management remains prepared to access FHLB and FRB advances if necessary to support additional loan funding.

Stockholders' Equity. Stockholders' equity increased $895,000, or 1.0% to $89.9 million at September 30, 2026, from $89.0 million at March 31, 2026. The increase was primarily driven by net income of $2.7 million, offset by $1.7 million increase in unrealized losses on securities valuations, net of tax, and by share repurchases under the Company's stock repurchase program. The increase in the unrealized losses reflects changes in market interest rates during the six-month period ended September 30, 2026.

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. A total of 99,178 shares were repurchased under this program.

On September 9, 2026, the Company announced that its Board of Directors has approved a new stock repurchase program. Under the repurchase program, the Company may repurchase up to 417,481 shares of its common stock, or approximately 10% of the current outstanding shares. The repurchase program replaces the Company’s current repurchase program.

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

As of September 30, 2026, 414,271 shares remained available for repurchase under the Company’s current stock repurchase program. During the six months ended September 30, 2026, the Company repurchased 31,066 shares at a weighted average price of $19.13 per share, for a total of approximately $596,000. Of the 31,066 shares repurchased during the period, 27,856 shares were repurchased under the Company’s prior stock repurchase program and 3,210 shares were repurchased under the new stock repurchase program.

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

	For the Three Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$438,096	$6,729	6.14%	$409,853	$6,188	6.04%
Mortgage-backed securities	59,559	618	4.15%	53,069	534	4.02%
Investment securities (1)	9,863	69	2.80%	7,314	42	2.30%
Interest-bearing deposits and other	24,835	237	3.82%	6,632	21	1.27%
Total interest-earning assets	532,353	7,653	5.75%	476,868	6,785	5.69%
Non-interest-earning assets	31,763			24,669
Total assets	$564,116			$501,537

Interest-bearing liabilities:
Savings accounts	$49,631	$116	0.93%	$46,054	$102	0.89%
Money market accounts	38,017	234	2.46%	32,337	197	2.44%
NOW accounts	142,971	612	1.71%	127,444	562	1.76%
Certificates of deposit	146,307	1,394	3.81%	116,678	1,151	3.95%
Individual retirement accounts	19,283	167	3.46%	17,560	153	3.49%
Total interest-bearing deposits	396,209	2,523	2.55%	340,073	2,165	2.55%
Borrowings	—	—	—	3,091	35	4.53%
Total interest-bearing liabilities	396,209	2,523	2.55%	343,164	2,200	2.56%
Other non-interest-bearing liabilities	94,046			90,276
Total liabilities	490,255			433,440
Total equity	73,861			68,097
Total liabilities and total equity	$564,116			$501,537
Net interest income		$5,130			$4,585
Net interest rate spread (2)			3.20%			3.13%
Net interest-earning assets (3)	$136,144			$133,704
Net interest margin (4)			3.85%			3.85%
Average interest-earning assets to interest-bearing liabilities	134.36%			138.96%

(1)
Represents investments in municipal bonds and bank subordinated debt securities
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$440,522	$13,591	6.17%	$406,736	$12,087	5.94%
Mortgage-backed securities	60,745	1,175	3.87%	53,357	1,076	4.03%
Investment securities (1)	9,157	104	2.27%	7,239	84	2.32%
Interest-bearing deposits and other	24,426	469	3.84%	10,337	119	2.30%
Total interest-earning assets	534,850	15,339	5.74%	477,669	13,366	5.60%
Non-interest-earning assets	31,156			24,109
Total assets	$566,006			$501,778

Interest-bearing liabilities:
Savings accounts	$49,348	$224	0.91%	$46,173	$193	0.84%
Money market accounts	37,795	481	2.55%	30,974	374	2.41%
NOW accounts	144,134	1,237	1.72%	133,882	1,176	1.76%
Certificates of deposit	145,548	2,702	3.71%	111,938	2,211	3.95%
Individual retirement accounts	19,214	334	3.48%	17,322	299	3.45%
Total interest-bearing deposits	396,039	4,978	2.51%	340,289	4,253	2.50%
Borrowings	—	—	—	1,621	37	4.57%
Total interest-bearing liabilities	396,039	4,978	2.51%	341,910	4,290	2.51%
Other non-interest-bearing liabilities	93,501			92,924
Total liabilities	489,540			434,834
Total equity	76,466			66,944
Total liabilities and total equity	$566,006			$501,778
Net interest income		$10,361			$9,076
Net interest rate spread (2)			3.22%			3.09%
Net interest-earning assets (3)	$138,811			$135,759
Net interest margin (4)			3.87%			3.80%
Average interest-earning assets to interest-bearing liabilities	135.05%			139.71%

(1)
Represents investments in municipal bonds and bank subordinated debt securities.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended September 30, 2026 and 2025

General. Net income was $1.2 million for the three months ended September 30, 2026, compared to $882,000 for the same period in 2025. Net income was $2.7 million for the six months ended September 30, 2026, compared to $1.9 million for the same period in 2025.

Interest and Dividend Income. Interest and dividend income increased $868,000, or 12.8%, to $7.7 million for the three months ended September 30, 2026, compared to $6.8 million for the same period in 2025. The increase was primarily driven by higher yields on interest-earning assets and loan growth.

Interest income on loans increased $541,000, or 8.7%, to $6.7 million for the three months ended September 30, 2026 from $6.2 million for the same period in 2025. The average balance of loans rose $28.2 million, or 6.9%, to $438.1 million from $409.9 million. Yield on loans increased 10 basis points to 6.14% from 6.04%, reflecting loan growth and the repricing of existing loans.

Interest income on securities increased $111,000, or 19.3%, to $687,000 for the three months ended September 30, 2026 from $576,000 for the same period in 2025, due to a 14 basis point increase in average yield to 3.96% from 3.82% and additional purchases of securities. The average balance of securities increased to $69.4 million from $60.4 million.

Interest and dividend income increased $2.0 million, or 14.8%, to $15.3 million for the six months ended September 30, 2026 from $13.3 million in 2025.

Interest income on loans increased $1.5 million, or 12.4%, to $13.6 million for the six months ended September 30, 2026 from $12.1 million for the same period in 2025. The average balance of loans rose $33.8 million, or 8.3%, to $440.5 million from $406.7 million. Yield on loans increased 23 basis points to 6.17% from 5.94%. The increase in yield was driven by loan growth and the repricing of existing loans during the period.

Interest income on securities increased $119,000, or 10.3%, to $1.3 million for the six months ended September 30, 2026 from $1.2 million for the same period in 2025, due to additional securities purchased during the six months ended September 30, 2026. Yields decreased by 17 basis points to 3.66% from 3.83%. The average balance of securities increased to $69.9 million from $60.6 million.

Interest Expense. Interest expense increased $323,000, or 14.7%, to $2.5 million for the three months ended September 30, 2026, compared to $2.2 million for the same period in 2025. While average yields on certificates of deposit, IRAs and NOW accounts decreased, rates on savings and money market accounts were higher.

Interest expense on deposits increased $358,000, or 16.5%, to $2.5 million for the three months ended September 30, 2026, compared to $2.2 million for the same period in 2025. The increase was driven by higher average balances across all interest-bearing accounts and increased cost of funds on savings and money market accounts, partially offset by lower cost of funds on certificates of deposit, IRAs and NOW Accounts.

Interest expense increased $688,000, or 16.0%, to $5.0 million for the six months ended September 30, 2026, compared to $4.3 million for the same period in 2025. While average cost of funds on certificates of deposit and NOW accounts decreased, rates on savings, IRAs and money market accounts were higher.

Interest expense on deposits increased $725,000, or 17.0%, to $5.0 million for the six months ended September 30, 2026, compared to $4.3 million for the same period in 2025. The increase was driven by higher average balances across all interest-bearing accounts and increased cost of funds on savings, IRAs and money market accounts, partially offset by lower cost of funds on certificates of deposit and NOW Accounts.

Net Interest Income. Net interest income before provision for credit losses increased $545,000, or 11.9%, to $5.1 million for the three months ended September 30, 2026 compared to $4.6 million for the same period in 2025.

Our interest rate spread increased 7 basis points to 3.20% for the three months ended September 30, 2026, compared to 3.13% for the same period in 2025. Our net interest margin remained flat at 3.85% for the three months ended September 30, 2026 and 2025.

Net interest income before provision for credit losses increased $1.3 million, or 14.2%, to $10.4 million for the six months ended September 30, 2026 compared to $9.1 million for the same period in 2025.

Our interest rate spread increased 13 basis points to 3.22% for the six months ended September 30, 2026, compared to 3.09% for the same period in 2025. Our net interest margin increased 7 basis points to 3.87% for the six months ended September 30, 2026, compared to 3.80% for the same period in 2025.

Provision for Credit Losses. During the three months ended September 30, 2026, we recorded a reversal of provision for credit losses of $13,000, compared to a provision for credit losses of $89,000 for the same period in 2025.

During the six months ended September 30, 2026 and 2025, we recorded a provision for credit losses of $38,000 and $86,000.

We will continue to evaluate the estimated future credit loss impact of current market conditions, which will depend on credit quality, macroeconomic forecasts, and the composition of our loan and securities portfolios.

Non-Interest Income. The following table shows the components of non-interest income for the periods presented.

	For the three months ended September 30,		For the six months ended September 30,
Non-interest income:	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Servicing fees on loans	$34	$33	$59	$64
Service charges on deposit accounts	206	197	383	389
Interchange income	335	327	673	655
Gain on sale of loans	65	98	148	175
Gain (loss) from real estate owned and other repossessed assets, net	(7)	—	(4)	1
Loss on disposition of investment securities	(226)	—	(226)	—
Other non-interest income	18	24	35	49
Total non-interest income	$425	$679	$1,068	$1,333

Non-interest income decreased $254,000, or 37.4%, to $425,000 for the three months ended September 30, 2026, compared to $679,000 for the same period in 2025. The decrease was primarily attributable to a $226,000 loss recognized upon the Association's acceptance of a tender offer for an available-for-sale investment security. The tender provided the Association an opportunity to exit a lower-yielding investment, and the proceeds were subsequently reinvested in higher-yielding available-for-sale mortgage-backed securities.

Non-interest income decreased $265,000, or 19.9%, to $1.1 million for the six months ended September 30, 2026, compared to $1.3 million for the same period in 2025. The decrease was primarily attributable to a $226,000 loss recognized upon the Association's acceptance of a tender offer for an available-for-sale investment security. The proceeds were subsequently reinvested in higher-yielding available-for-sale mortgage-backed securities. Gains on sales of loans also decreased $27,000, or 15.4%, to $148,000 from $175,000.

Non-Interest Expense. The following table shows the components of non-interest expense for the periods presented.

	For the three months ended September 30,		For the six months ended September 30,
Non-interest expense:	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$2,247	$2,194	$4,491	$4,297
Occupancy and equipment	390	429	757	747
Data processing	380	514	715	1,014
Federal deposit insurance premiums	59	52	118	103
Debit card processing	78	70	145	134
Advertising	100	102	187	193
Other general and administrative expenses	819	699	1,634	1,491
Total non-interest expense	$4,073	$4,060	$8,047	$7,979

Non-interest expense increased $13,000, or 0.3% to $4.1 million for the three months ended September 30, 2026, compared to $4.1 million for the same period in 2025. The largest increase in non-interest expense during the three months ended September 30, 2026 was in other general and administrative expenses, which rose $120,000, or 17.2%, to $819,000, compared to $699,000 for the same period in 2025. These increases were primarily due to higher legal fees and expenses related to our 2026 annual meeting.

Non-interest expense increased $68,000, or 0.9% to $8.0 million for the six months ended September 30, 2026, compared to $8.0 million for the same period in 2025. The largest increase in non-interest expense during the six months ended September 30, 2026 was salaries and employee benefits, which rose $194,000, or 4.5%, to $4.5 million, compared to $4.3 million for the same period in 2025. These increases were primarily due to higher staffing levels. Other general and administrative expenses increased $143,000, or 9.6%, to $1.6 million for the six months ended September 30, 2026, compared to $1.5 million for the same period in 2025, due to higher legal fees and expenses related to our 2026 annual meeting.

Income Tax Expense. Income tax expense was $329,000 for the three months ended September 30, 2026, compared to $233,000 for the same period in 2025, resulting in effective tax rates of 22.0% and 20.9%, respectively.

Income tax expense was $686,000 for the six months ended September 30, 2026, compared to $474,000 for the same period in 2025, resulting in effective tax rates of 20.5% and 20.2%, respectively.

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

The following table sets forth, at September 30, 2026, the calculation of the estimated changes in our NII that would result from the designated changes in the United States Treasury yield curve over a one-year period.

Changes in Interest Rates (basis points)(1)	NII Year 1 Forecast (Dollars in thousands)	Change in Net Interest Income Year One (% change from year one base)
400	$22,264	0.44%
300	22,265	0.45
200	22,251	0.38
100	22,217	0.23
Base	22,166	—
(100)	22,125	(0.18)
(200)	22,076	(0.41)
(300)	22,029	(0.62)
(400)	21,952	(0.97)

(1)
Assumes a gradual change in interest rates at all maturities over a one-year period.

The table above indicates that at September 30, 2026, we would have experienced a 0.38% increase in NII in the event of a gradual, one-year 200 basis point increase in market interest rates, and a 0.41% decrease in NII in the event of a gradual, one-year 200 basis point decrease in market interest rates.

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

The following table sets forth, at September 30, 2026, the calculation of the estimated changes in our MVE that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in MVE		MVE as a Percentage of Present Value of Assets(3)
	(Dollars in thousands)
Changes in Interest Rates (basis points)(1)	Estimated MVE(2)	Dollar Change	Percent Change	MVE Ratio(4)	Increase (Decrease) (basis points)
400	$145,049	$(2,619)	(1.77)%	28.83%	198
300	146,543	(1,125)	(0.76)	28.53	168
200	148,108	440	0.30	28.19	134
100	148,446	778	0.53	27.62	77
Base	147,668	—	—	26.85	—
(100)	144,044	(3,624)	(2.45)	25.66	(119)
(200)	137,310	(10,358)	(7.01)	24.00	(285)
(300)	127,577	(20,091)	(13.61)	21.92	(493)
(400)	115,039	(32,629)	(22.10)	19.44	(741)

(1)
Assumes an immediate uniform change in interest rate at all maturities.
(2)
MVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
MVE Ratio represents MVE divided by the present value of assets.

The table above indicates that at September 30, 2026, we would have experienced a 0.30% increase in MVE in the event of an instantaneous parallel 200 basis point increase in the market interest rates and a 7.01% decrease in MVE in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Cash Flows

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

For the six months ended September 30, 2026, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $1.9 million, reflecting cash provided by financing activities of $7.1 million and cash provided by operating activities of $850,000, offset by cash used in investing activities of $6.1 million.

Net cash provided by operating activities amounted to $850,000, primarily due to net income of $2.7 million, depreciation of $453,000, stock-based compensation of $380,000, partially offset by changes in accrued interest receivable of $576,000 and accounts payable, accrued expenses and other liabilities of $2.5 million.

Net cash used in investing activities amounted to $6.1 million, primarily due to the purchase of available-for-sale investment securities of $10.8 million and the purchase of held to maturity investment securities of $3.0 million, partially offset by proceeds from paydowns of available-for-sale investment securities of $5.8 million and net change in loans of $2.0 million.

Net cash provided by financing activities amounted to $7.1 million, primarily due to an increase in deposits of $8.4 million.

For the six months ended September 30, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $19.8 million, reflecting cash provided by operating activities of $1.0 million, offset by cash used in investing activities of $20.2 million and cash used in financing activities of $584,000.

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

At September 30, 2026, Home Federal Savings was categorized as well-capitalized for bank regulatory purposes. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to qualitative disclosures about market risk can be found in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Market Risk."

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2026, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2026, and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2026	7,072	$19.67	7,072	121,606
August 1 - August 31, 2026	4,145	20.89	4,145	117,461
September 1 - September 8, 2026	291	21.30	291	117,170
September 9 - September 30, 2026	3,210	20.90	3,210	414,271
Total	14,718	$20.41	14,718

On October 22, 2024, the Company adopted a program to repurchase up to 200,000 shares, or 5%, of its then outstanding common stock. A total of 99,178 shares were repurchased under this program.

On September 9, 2026, the Company announced that its Board of Directors has approved a new stock repurchase program. Under the repurchase program, the Company may repurchase up to 417,481 shares of its common stock, or approximately 10% of the current outstanding shares. The repurchase program replaces the Company’s current repurchase program.

414,271 shares remain available to be repurchased under the program as of September 30, 2026.

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

Central Plains Bancshares, Inc.

Date: November 13, 2026	By:	/s/ Dannel R. Garness
Dannel R. Garness
President and Chief Executive Officer

Date: November 13, 2026	By:	/s/ Bradley M. Kool
Bradley M. Kool Executive Vice President and Chief Financial Officer